Form 10-Q
period 1996-03-29
FRESH AMERICA CORP
filed 1996-05-13
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1996.

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _________to__________.


                        Commission File Number 000-24124

                               FRESH AMERICA CORP.
             (Exact name of registrant as specified in its charter)

Texas                                                            76-0281274
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                      12450 CUTTEN ROAD, HOUSTON, TX 77066
              (Address of principal executive offices and Zip Code)


       Registrant's telephone number, including area code: (713) 444-8596

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X] No [ ]

At May 8, 1996, the Registrant had 3,636,413 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 13. Exhibit index on page 12.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                              JANUARY 5, March 29,
                                                                                                 1996      1996
                                                                                               --------   --------
                                                           ASSETS
Current assets:
   Cash and cash equivalents ...............................................................   $  1,851   $    347
   Receivables:
    Trade accounts receivable ..............................................................     19,675     19,577
    Other ..................................................................................         67         64
                                                                                               --------   --------
           Total receivables ...............................................................     19,742     19,641
                                                                                               --------   --------
   Inventories:
     Produce ...............................................................................      1,746      2,184
     Supplies ..............................................................................        212        194
                                                                                               --------   --------
           Total inventories ...............................................................      1,958      2,378
                                                                                               --------   --------
   Prepaid expenses ........................................................................        664        611
                                                                                               --------   --------
           Total current assets ............................................................     24,215     22,977
                                                                                               --------   --------
Property, plant and equipment, net .........................................................      4,795      4,971
Note receivable from shareholder ...........................................................        125        125
Other assets ...............................................................................        697        680
                                                                                               --------   --------
                                                                                               $ 29,832   $ 28,753
                                                                                               ========   ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable ...........................................................................   $  1,000   $   --
   Current portion long-term debt and capital leases .......................................         91        130
   Amounts drawn on bank in excess of amounts deposited ....................................       --        1,515

   Accounts payable ........................................................................     10,573      8,700
   Accrued salaries and wages ..............................................................        395        368
   Other accrued expenses ..................................................................        542        664
   Taxes payable ...........................................................................        124        (32)
                                                                                               --------   --------
           Total current liabilities .......................................................     12,725     11,345
                                                                                               --------   --------
Long-term debt and capital leases, less current portion ....................................        610        552
Shareholders' equity:
   Common stock $.01 par value. Authorized 10,000,000
      shares; issued 3,518,585 and 3,521,739 shares, respectively ..........................         35         35
   Additional paid-in capital ..............................................................     13,983     13,994
   Retained earnings .......................................................................      2,479      2,827
                                                                                               --------   --------
           Total shareholders' equity ......................................................     16,497     16,856
Commitments and contingencies
                                                                                               --------   --------
                                                                                               $ 29,832   $ 28,753
                                                                                               ========   ========

         The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                                             Quarter Ended
                                                        ------------------------
                                                         March 31,     March 29,
                                                           1995          1996
                                                         --------      --------
Net sales ..........................................     $ 25,815      $ 46,195
Cost of goods sold, excluding
   depreciation and amortization ...................       21,128        41,957
                                                         --------      --------
                  Gross profit .....................        4,687         4,238
                                                         --------      --------
Selling, general and administrative expenses:
     Salaries and related costs ....................        3,273         2,215
     Rent, maintenance and related costs ...........          373           770
     Insurance expense .............................          308           191
     Automobile, travel and related costs ..........          201           109
     Communication expense .........................          141           129
     Depreciation and amortization .................          165           279
     Other .........................................          147           146
                                                         --------      --------
                                                            4,608         3,839
                                                         --------      --------
         Operating income ..........................           79           399
Other income (expense):
     Interest expense ..............................          (10)          (24)
     Interest income ...............................          122            35
     Other, net ....................................           (9)           33
                                                         --------      --------
                                                              103            44
                                                         --------      --------
Income before tax expense ..........................          182           443
Tax expense ........................................         --              95
                                                         --------      --------
         Net income ................................     $    182      $    348
                                                         ========      ========


Earnings per share .................................     $   0.05      $   0.09
                                                         ========      ========
Weighted average number of shares outstanding ......        3,627         3,829
                                                         ========      ========

         The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (In thousands except share amounts)

                                                                                                        Retained             Total
                                                                                      Additional        Earnings       Shareholders'
                                                                      Common           Paid-in        (Accumulated         Equity
                                                                      Stock            Capital           Deficit)         (Deficit)
                                                                   -----------       -----------       -----------      ------------
Balances at January 2, 1994 .............................          $     11          $    184           $ (1,894)          $ (1,699)
Issuance of 15,000 shares of
   Series B preferred stock .............................              --                 (90)              --                  (90)
Conversion of Series A and
   Series B preferred stock .............................                11             3,989               --                4,000
Exercise of employee stock options ......................              --                  10               --                   10
Dividends on preferred stock ............................              --                (112)              --                 (112)
Issuance of 1,250,000 shares of
   common stock, net of offering costs ..................                13            10,000               --               10,013
Net income ..............................................              --                --                2,073              2,073
                                                                   --------          --------           --------           --------
Balances at January 1, 1995 .............................                35            13,981                179             14,195
Exercise of employee stock options ......................              --                   2               --                    2
Net income ..............................................              --                --                2,300              2,300
                                                                   --------          --------           --------           --------
Balances at January 5, 1996 .............................                35            13,983              2,479             16,497
Exercise of employee stock options ......................              --                  11               --                   11
Net income ..............................................              --                --                  348                348
                                                                   --------          --------           --------           --------
Balances at March 29, 1996 ..............................          $     35          $ 13,994           $  2,827           $ 16,856
                                                                   ========          ========           ========           ========


         The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Quarter Ended
                                                                           ---------------------
                                                                           March 31,   March 29,
                                                                             1995        1996
                                                                           --------    --------
Cash flows from operating activities:
     Net income ........................................................   $    182    $    348
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:

              Depreciation and amortization ............................        165         279
              Change in assets and liabilities:
                  (Increase) decrease in accounts receivable ...........       (528)        101
                  (Increase) decrease in inventories ...................        431        (420)
                  (Increase) decrease in prepaid expenses ..............        (14)         53
                  (Increase) decrease in other assets ..................       --           (65)
                  Decrease in accounts payable .........................     (2,870)       (358)
                  Decrease in accrued expenses and
                     other current liabilities .........................       (757)        (61)
                                                                           --------    --------
                          Total adjustments ............................     (3,573)       (471)
                                                                           --------    --------
                          Net cash used in operating activities ........     (3,391)       (123)
                                                                           --------    --------
Cash flows from investing activities:
     Additions to property, plant and equipment, net ...................        (80)       (373)
                                                                           --------    --------
                          Net cash used in investing activities ........        (80)       (373)
                                                                           --------    --------
Cash flows from financing activities:
     Payments of notes payable, net of proceeds ........................       --        (1,000)
     Payments of long-term debt and capital leases .....................         (3)        (19)
     Net proceeds from exercise of employee stock options ..............       --            11
                                                                           --------    --------
                          Net cash used in financing activities ........         (3)     (1,008)
                                                                           --------    --------
                          Net decrease in cash and cash equivalents ....     (3,474)     (1,504)
Cash and cash equivalents at beginning of period .......................     11,542       1,851
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $  8,068    $    347
                                                                           ========    ========

Supplemental disclosures of cash flow information:
     Cash paid for interest ............................................   $     10    $     24
     Cash paid for income taxes ........................................   $    447    $    251

         The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 29, 1996
                                   (Unaudited)


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Fresh America Corp. was incorporated in Texas in May 1989. Prior to November 1995, Fresh America Corp. was a licensee under contract with Sam's Club ("Sam's"), a division of WalMart Stores, Inc., to operate fresh produce departments in certain Sam's clubs. Under the terms of a five-year distribution agreement (the "Agreement") with Sam's, Fresh America Corp. discontinued the operation of fresh produce departments in certain Sam's clubs and became a distributor of fresh produce and related products primarily to Sam's (see Note
2).

         UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of March 29, 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the quarters ended March 31, 1995 and March 29, 1996 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements. The results for the quarter ended March 29, 1996 may not be indicative of operating results for the full year. During the quarter ended March 31, 1995, the Company converted its accounting period to end on Friday. Previously, the Company's accounting periods ended on Sunday. Consequently, the fiscal quarters ended March 31, 1995 and March 29, 1996 consist of 12 weeks and five days, and 12 weeks, respectively. The results for the quarter ended March 31, 1995 were restated in the second quarter ended June 30, 1995.

         The following are the significant accounting policies followed by the Company in the preparation of the consolidated financial statements.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Fresh America Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         FISCAL YEAR - The Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January.

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

         In August 1995, the Company entered into a five-year distribution Agreement with Sam's Club. The new Agreement, which began on December 1, 1995, replaced the Company's pre-existing license agreement with Sam's Club which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by Fresh America. As a result of this expansion, the Company commenced operations from two new distribution centers in Chicago, Illinois and Cincinnati, Ohio on January 2, 1996. The Company and Sam's mutually agreed to begin the transition to the new Agreement during November 1995. Expansion under the Agreement was effected on January 2, 1996. The number of Sam's Clubs served by the Company increased from 190 clubs before expansion to 369 clubs as of January 5, 1996.

         The Agreement gives Sam's ownership of the product as it enters the clubs and complete operational authority within the produce departments of each club. Accordingly, Sam's assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the new Agreement, the Company invoices Sam's for product delivered to the clubs in accordance with purchase orders issued by Sam's. The Agreement also provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by approximately 10 percent per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any.

NOTE 3.  EXERCISE OF COMMON STOCK WARRANTS.

On April 2, 1996, subsequent to the end of the quarter ended March 29, 1996, the Company issued 90,134 shares of common stock in exchange for all the outstanding warrants at an exercise price of $4.89 per share. The earnings per share computation for the quarter ended March 29, 1996 assumes this transaction occurred at the beginning of the quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the consolidated statements of operations as a percentage of net sales.



                                                          Quarter Ended
                                                   ----------------------------

                                                   March 31,      March 29,
                                                      1995          1996
                                                  ------------   -----------
Net Sales.......................................         100.0%        100.0%
Cost of goods sold..............................          81.8          90.8
                                                  ------------   -----------
Gross Profit ...................................          18.2           9.2
Selling, general and
  administrative expenses ......................          17.9           8.3
                                                  ------------   -----------
Operating income ...............................           0.3           0.9
Other income (expense) .........................           0.4           0.1
                                                  ------------   -----------
Income before income  tax expense...............           0.7           1.0
Tax expense.....................................           0.0           0.2
                                                  ------------   -----------
Net income .....................................           0.7%          0.8%
                                                  ============   ===========

GENERAL

     Fresh America Corp. is an integrated food distribution management company, which, through November 1995, primarily operated fresh produce departments in Sam's Club membership warehouse clubs under a license agreement with Sam's Club, a division of Wal-Mart Stores, Inc. Effective November 1995, the Company commenced operations under its new five year distribution Agreement (the "Agreement") with Sam's Club. The new Agreement replaced the Company's existing license agreement which was scheduled to expire on November 30, 1995. Under the new Agreement, the Company's distribution arrangement with Sam's has expanded into the midwestern, central and southern Florida regions of the United States where the Company has exclusive new territories. The addition of these new territories increased the number of clubs served by the Company from 190 immediately prior to the expansion to 370 clubs as of March 29, 1996. Of the additional 180 clubs, 26 clubs were added in early November 1995, 153 clubs were added on January 2, 1996, and one was added subsequent to January 2, 1996.

     Under the new Agreement Sam's Club takes ownership of the product as it enters the clubs and resells the product to Sam's Club members. Fresh America invoices Sam's Club for product delivered to the clubs in accordance with purchase orders issued by Sam's Club. Further, Sam's has complete operational authority within the produce departments of each club. Accordingly, Sam's has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior license agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. Therefore, the Company's revenue and cost structure under the new Agreement is not comparable with periods prior to November 1995.

      Prior to fiscal 1995, the Company's fiscal year was a 52 or 53 week period ending on the first Sunday in January. Commencing with fiscal 1995, the Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January. Consequently, as a result of this change, fiscal 1995 is a 52 week and five day period ended January 5, 1996 and the quarter ended March 31, 1995 is a 12 week and five day period. The quarter ended March 29, 1996 is a 12 week period.

COMPARISON OF QUARTER ENDED MARCH 29, 1996 TO QUARTER ENDED MARCH 31, 1995

     AS DISCUSSED ABOVE, THE NEW AGREEMENT RESULTS IN A REVISED REVENUE AND COST STRUCTURE FOR THE COMPANY WHICH IS NOT DIRECTLY COMPARABLE WITH PERIODS PRIOR TO NOVEMBER 1995. THE FOLLOWING DISCUSSION IDENTIFIES THE MAJOR CATEGORIES OF COSTS WHICH ARE AFFECTED BY THE TRANSITION TO THE NEW AGREEMENT. HOWEVER, TO PROPERLY UNDERSTAND AND EVALUATE THE IMPACT OF THE NEW AGREEMENT, AN UNDERSTANDING OF THE TERMS OF THE NEW AGREEMENT AND THE PRIOR LICENSE AGREEMENT IS ESSENTIAL (SEE "GENERAL" ABOVE AND "ITEM 1 - BUSINESS" OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K WHICH IS INCORPORATED HEREIN BY REFERENCE).

     In addition, as stated above, the quarter ended March 29, 1996 consisted of 84 days whereas the quarter ended March 31, 1995 consisted of 89 days, a difference of five less days or an approximate 6% decrease in the number of operating days. This occurrence affects the analysis of most operating revenue and expense categories in the following discussion.

     NET SALES. Net sales increased $20.4 million, or 78.9%, from $25.8 million in the first quarter of 1995 to $46.2 million in the first quarter of 1996. The increase in net sales was the result of several factors, including (a) the expansion of the Company's operating territory under the Agreement and the resulting addition of 183 Sam's Clubs within the Company's operating territory subsequent to the first quarter of 1995 and (b) the acquisition of Lone Star Produce and other new business opportunities. These increases were partially offset by (a) the revised revenue structure under the Agreement and (b) the decrease in the number of operating days.

     Under the Agreement the Company has become a wholesale distributor whereas under the previous license agreement with Sam's Club, the Company was selling at retail to the Sam's Club member. As a consequence, the 94% increase in the number of Sam's Clubs serviced by the Company in the first quarter of 1996 as compared to the first quarter 1995 was offset by an approximate 9% reduction in average revenue per club per week from approximately $10,746 in the first quarter of 1995 to approximately $9,797 in the first quarter of 1996. A decrease in net sales of approximately $1.5 million was attributable to the five less days of operations in the quarter ended March 29, 1996. The acquisition of Lone Star Produce in September 1995, and additional new business opportunities increased revenues by approximately $3.4 million from the first quarter of 1995 to the first quarter of 1996.

     COST OF GOODS SOLD. Cost of goods sold increased by $20.8 million, or 98.6%, from $21.1 million in the first quarter of 1995 to $42.0 million in the first quarter of 1996, primarily reflecting the increase in net sales and the change in the Company's cost structure under the Agreement. As a percentage of net sales, cost of goods sold increased from 81.8% to 90.8%.

     As mentioned above, under the new Agreement Sam's Club takes ownership of the product as it enters the clubs and resells the product to Sam's Club members. Accordingly, Sam's Club has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior license agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. The elimination of these costs and related risks to Fresh America is the principal factor contributing to the Company's lower gross profit margins under the Agreement.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $769,000 or 16.7%, from $4.6 million in the first quarter of 1995 to $3.8 million in the first quarter of 1996. As a percentage of net sales, SG&A expenses decreased from 17.9% to 8.3%. The major decline in SG&A expenses was attributable to salaries and related costs, which decreased $1.1 million, or 32.3%, from $3.3 million in the first quarter of 1995 to $2.2 million in the first quarter of 1996. The decrease in salaries and related costs was directly related to the reduction in labor at the club and club management levels attributable to the Agreement. Under the Agreement, the Company no longer operates the produce departments in the Sam's Clubs and the Company reduced personnel associated with these operations in the fourth quarter of 1995. Offsetting these reductions in SG&A expense was an increase in Office rent, maintenance and related costs which increased $397,000, or 106.4%, from $373,000 in the first quarter of 1995 to $770,000 in the first quarter of 1996. This increase is primarily attributable to the addition of two new distribution centers in Chicago and Cincinnati which are operating out of leased facilities.

     OPERATING INCOME. As a result of the foregoing factors, operating income increased by $320,000, from operating income of $79,000 in the first quarter of 1995 to $399,000 in the first quarter of 1996. As a percentage of net sales, operating income increased from 0.3% in the first quarter of 1995 to 0.9% in the first quarter of 1996.

     INTEREST INCOME (EXPENSE). Interest income decreased $87,000 in the first quarter of 1996 as a result of the Company funding the increase in accounts receivable from Sam's under the Agreement with excess cash which was previously invested in short term marketable securities. Interest expense increased $14,000 primarily as a result of the debt issued in the acquisition of Lone Star Produce.

     INCOME TAX EXPENSE. In both the first quarter of 1995 and 1996, the provisions for income taxes reflect the full utilization of $193,000 of the Company's available net operating loss carryforward. At the end of fiscal 1995, the Company had $0.8 million of net operating loss carryforwards available to reduce future income taxes. However, because an "ownership change" occurred for federal income tax purposes in 1992, the Company may use no more than $193,000 of its net operating loss carryforwards during fiscal 1995 and each year in the future.

     NET INCOME. As a result of the foregoing factors, net income increased by $166,000, from $182,000 in the first quarter of 1995 to $348,000 in the first quarter of 1995. As a percentage of net sales, net income increased from 0.7% in the first quarter of 1995 to 0.8% in the first quarter of 1996.

QUARTERLY RESULTS AND SEASONALITY

     The Company's business is seasonal, with its greatest quarterly sales volume occurring in the fourth quarter. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lost sales are replaced to some extent by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, pre-packed products, such as vegetable trays, are strongest during the fourth quarter holiday season. Because the Company's results of operations depend significantly on sales generated during the fourth quarter, any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce, harsh weather conditions, or product costs, could have a disproportionate impact on the Company's results of operations for the full year. Under the Agreement, management believes the Company's quarterly net sales will continue to be impacted by a similar pattern of seasonality.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was $123,000 for the quarter ended March 29, 1996. At March 29, 1996, the Company had working capital of $11.6 million and a current ratio of 2.0:1. The Company has a $5.0 million bank revolving line of credit, under which the maximum level of borrowing was $1,000,000 during the quarter ended March 29, 1996. The line of credit expires on May 31, 1996 and the renewal of the line of credit is currently under negotiations. Management believes that the Company's current financial position is sufficient to finance currently anticipated growth and capital expenditures.

INFLATION

         Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on the Company's sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating product costs as discussed in "Quarterly Results and Seasonality" on the preceding page.


                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

     None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

                  Exhibit 11.1 Computation of Earnings Per Common Share.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
  (Registrant)


/s/  MARC K. RIEKE                                           Date: May 10, 1996
     Marc K. Rieke
     Vice President,
     Chief Financial Officer and
     Assistant Secretary

