Form 10-Q
period 1996-06-28
FRESH AMERICA CORP
filed 1996-08-12
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 1996.

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________ .

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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 8, 1996, the Registrant had 3,641,413 shares of its Common Stock outstanding. Exhibit index on page 14.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                             JANUARY 5,        JUNE 28,
                                                                               1996              1996
                                                                              -------           -------
                                     ASSETS
      Current assets:
         Cash and cash equivalents .........................................  $ 1,851           $   252
         Receivables:
          Trade accounts receivable ........................................   19,675            24,149
          Other ............................................................       67                56
                                                                              -------           -------
               Total receivables ...........................................   19,742            24,205
                                                                              -------           -------
         Inventories:
           Produce .........................................................    1,746             2,862
           Supplies ........................................................      212               146
                                                                              -------           -------
               Total inventories ...........................................    1,958             3,008
                                                                              -------           -------
         Prepaid expenses ..................................................      664               632
                                                                              -------           -------
               Total current assets ........................................   24,215            28,097
      Property, plant and equipment, net ...................................    4,795             5,108
      Note receivable from shareholder .....................................      125               125
      Other assets .........................................................      697               598
                                                                              -------           -------
                                                                              $29,832           $33,928
                                                                              =======           =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
         Notes payable .....................................................  $ 1,000           $  --
         Current portion of long-term debt and capital leases ..............       91               130
         Amounts drawn on bank in excess of amounts deposited ..............     --               1,723

         Accounts payable ..................................................   10,573            11,885
         Accrued salaries and wages ........................................      395               257
         Other accrued expenses ............................................      542               738
         Taxes payable .....................................................      124               201
                                                                              -------           -------
               Total current liabilities ...................................   12,725            14,934
                                                                              -------           -------
      Long-term debt and capital leases, less current portion ..............      610               543
      Shareholders' equity:
         Common stock $.01 par value. Authorized 10,000,000
            shares; issued 3,518,585 and 3,641,413 shares, respectively ....       35                36
         Additional paid-in capital ........................................   13,983            14,181
         Retained earnings .................................................    2,479             4,234
                                                                              -------           -------
               Total shareholders' equity ..................................   16,497            18,451
      Commitments and contingencies
                                                                              -------           -------
                                                                              $29,832           $33,928
                                                                              =======           =======

     The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                                              QUARTER ENDED
                                                         -----------------------
                                                          JUNE 30,      JUNE 28,
                                                           1995          1996
                                                         --------       --------
Net sales ..........................................     $ 31,846      $ 64,721
Cost of goods sold, excluding depreciation
  and amortization .................................       25,909        58,396
                                                         --------      --------
                 Gross profit ......................        5,937         6,325
                                                         --------      --------
Selling, general and administrative expenses:
    Salaries and related costs .....................        3,489         2,318
    Rent, maintenance and related costs ............          379           830
    Insurance expense ..............................          338           186
    Automobile, travel and related costs ...........          181           150
    Communication expense ..........................          109           146
    Depreciation and amortization ..................          185           325
    Other ..........................................          144           214
                                                         --------      --------
                                                            4,825         4,169
                                                         --------      --------
        Operating income ...........................        1,112         2,156
Other income (expense):
    Interest expense ...............................           (8)          (21)
    Interest income ................................          129            54
    Other, net .....................................           32            83
                                                         --------      --------
                                                              153           116
                                                         --------      --------
Income before tax expense ..........................        1,265         2,272
Tax expense ........................................          475           865
                                                         --------      --------
        Net income .................................     $    790      $  1,407
                                                         ========      ========
Earnings per share .................................     $   0.22      $   0.36
                                                         ========      ========
Weighted average number of shares outstanding ......        3,608         3,856
                                                         ========      ========

  The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                                            SIX MONTHS ENDED
                                                        ------------------------
                                                        JUNE 30,        JUNE 28,
                                                          1995           1996
                                                        --------      ----------
Net sales .........................................     $ 57,661      $ 110,916
Cost of goods sold, excluding depreciation
  and amortization ................................       47,037        100,353
                                                        --------      ---------
                 Gross profit .....................       10,624         10,563
                                                        --------      ---------
Selling, general and administrative expenses:
    Salaries and related costs ....................        6,762          4,533
    Rent, maintenance and related costs ...........          752          1,600
    Insurance expense .............................          646            377
    Automobile, travel and related costs ..........          382            259
    Communication expense .........................          250            275
    Depreciation and amortization .................          350            604
    Other .........................................          291            360
                                                        --------      ---------
                                                           9,433          8,008
                                                        --------      ---------
        Operating income ..........................        1,191          2,555
Other income (expense):
    Interest expense ..............................          (18)           (45)
    Interest income ...............................          251             89
    Other, net ....................................           23            116
                                                        --------      ---------
                                                             256            160
                                                        --------      ---------
Income before tax expense .........................        1,447          2,715
Tax expense .......................................          475            960
                                                        --------      ---------
        Net income ................................     $    972      $   1,755
                                                        ========      =========
Earnings per share ................................     $   0.27      $    0.46
                                                        ========      =========
Weighted average number of shares outstanding .....        3,618          3,855
                                                        ========      =========

  The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (In thousands except share amounts)

                                                                                                        Retained          Total
                                                                                     Additional         Earnings       Shareholders'
                                                                    Common            Paid-in         (Accumulated         Equity
                                                                     Stock            Capital            Deficit)        (Deficit)
                                                                    --------          --------           -------         --------
Balances at January 2, 1994 ..............................          $     11          $    184           $(1,894)        $ (1,699)
Issuance of 15,000 shares of
   Series B preferred stock ..............................              --                 (90)             --                (90)
Conversion of Series A and
   Series B preferred stock ..............................                11             3,989              --              4,000
Exercise of employee stock options .......................              --                  10              --                 10
Dividends on preferred stock .............................              --                (112)             --               (112)
Issuance of 1,250,000 shares of
   common stock, net of offering costs ...................                13            10,000              --             10,013
Net income ...............................................              --                --               2,073            2,073
                                                                    --------          --------           -------         --------
Balances at January 1, 1995 ..............................                35            13,981               179           14,195
Exercise of employee stock options .......................              --                   2              --                  2
Net income ...............................................              --                --               2,300            2,300
                                                                    --------          --------           -------         --------
Balances at January 5, 1996 ..............................                35            13,983             2,479           16,497
Exercise of employee stock options .......................                 1               198              --                199
Net income ...............................................              --                --               1,755            1,755
                                                                    --------          --------           -------         --------
Balances at June 28, 1996 ................................          $     36          $ 14,181           $ 4,234         $ 18,451
                                                                    ========          ========           =======         ========

       The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                           SIX MONTHS ENDED
                                                                                                      -----------------------------
                                                                                                      JUNE 30,             June 28,
                                                                                                        1995                 1996
                                                                                                      --------              -------
Cash flows from operating activities:
    Net income ..........................................................................             $    972              $ 1,755
    Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:

           Depreciation and amortization ................................................                  350                  604
           Loss on disposal of equipment ................................................                 --                      4
           Change in assets and liabilities:
               Increase in accounts receivable ..........................................                 (633)              (4,463)
               Increase in inventories ..................................................                 (337)              (1,050)
               (Increase) decrease in prepaid expenses ..................................                   54                 (145)
               (Increase) decrease in other assets ......................................                   (1)                  80
               Increase (decrease) in accounts payable ..................................               (2,626)               3,035
               Increase (decrease) in accrued expenses and
                  other current liabilities .............................................                  (58)                 135
                                                                                                      --------              -------
                       Total adjustments ................................................               (3,251)              (1,800)
                                                                                                      --------              -------
                       Net cash used in operating activities ............................               (2,279)                 (45)
                                                                                                      --------              -------
Cash flows from investing activities:
    Additions to property, plant and equipment, net .....................................                 (100)                (731)
    Proceeds from sale of equipment .....................................................                 --                      6
                                                                                                      --------              -------
                       Net cash used in investing activities ............................                 (100)                (725)
                                                                                                      --------              -------
Cash flows from financing activities:
    Payments of notes payable, net of proceeds ..........................................                 --                 (1,000)
    Payments of long-term debt and capital leases .......................................                   (9)                 (28)
    Net proceeds from exercise of employee stock options ................................                 --                    199
                                                                                                      --------              -------
                       Net cash used in financing activities ............................                   (9)                (829)
                                                                                                      --------              -------
                       Net decrease in cash and cash equivalents ........................               (2,388)              (1,599)
Cash and cash equivalents at beginning of period ........................................               11,542                1,851
                                                                                                      --------              -------
Cash and cash equivalents at end of period ..............................................             $  9,154              $   252
                                                                                                      ========              =======

Supplemental disclosures of cash flow information:
    Cash paid for interest ..............................................................             $     18              $     5
    Cash paid for income taxes ..........................................................             $    642              $   883

     The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 28, 1996
                                   (Unaudited)

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

        UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of June 28, 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the quarter and six month periods ended June 30, 1995 and June 28, 1996 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements. The results for the quarter and six months ended June 28, 1996 may not be indicative of operating results for the full year. During the quarter ended March 31, 1995, the Company converted its accounting period to end on Friday. Previously, the Company's accounting periods ended on Sunday. Consequently, the six month periods ended June 30, 1995 and June 28, 1996 consist of 25 weeks and five days, and 25 weeks, respectively. The quarters ended June 30, 1995 and June 28, 1996 both consist of 13 weeks.

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

NOTE 3. EXERCISE OF COMMON STOCK WARRANTS.

On April 2, 1996, the Company issued 90,134 shares of common stock in exchange for all of its 143,656 outstanding warrants, which had an exercise price of $4.89 per share. The earnings per share computation for the six months ended June 28, 1996 assumes this transaction occurred at the beginning of the period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the consolidated statements of operations as a percentage of net sales.


                                 Quarter Ended            Six Months Ended
                              --------------------       ------------------
                              June 30,   June 28,        June 30,  June 28,
                                1995       1996            1995      1996
                              ---------  ---------       --------  --------
Net Sales.....................    100.0%     100.0%         100.0%    100.0%
Cost of goods sold............     81.4       90.2           81.6      90.5
                              ---------  ---------       --------  --------
Gross Profit .................     18.6        9.8           18.4       9.5
Selling, general and
  administrative expenses ....     15.1        6.5           16.3       7.2
                              ---------  ---------       --------  --------
Operating income .............      3.5        3.3            2.1       2.3
Other income (expense) .......      0.5        0.2            0.4       0.2
                              ---------  ---------       --------  --------
Income before income tax
  expense ....................      4.0        3.5            2.5       2.5
Tax expense...................      1.5        1.3            0.8       0.9
                              ---------  ---------       --------  --------
Net income ...................      2.5%       2.2%           1.7%      1.6%
                              =========  =========       ========  ========

GENERAL

    Fresh America Corp. is an integrated food distribution management company, which, through November 1995, primarily operated fresh produce departments in Sam's Club membership warehouse clubs under a license agreement with Sam's Club, a division of Wal-Mart Stores, Inc. Effective November 1995, the Company commenced operations under its new five-year distribution Agreement (the "Agreement") with Sam's Club. The new Agreement replaced the Company's pre-existing license agreement which was scheduled to expire on November 30, 1995. Under the new Agreement, the Company's distribution arrangement with Sam's has expanded into the midwestern, central and southern Florida regions of the United States where the Company has exclusive new territories. The addition of these new territories increased the number of clubs served by the Company from 190 immediately prior to the expansion to 373 clubs as of June 28, 1996. Of the additional 183 clubs, 26 clubs were added in early November 1995, 153 clubs were added on January 2, 1996, and four were added subsequent to January 2, 1996.

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

     Prior to fiscal 1995, the Company's fiscal year was a 52 or 53 week period ending on the first Sunday in January. Commencing with fiscal 1995, the Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January. Consequently, the six month periods ended June 30, 1995 and June 28, 1996 consist of 25 weeks and five days, and 25 weeks, respectively. The quarters ended June 30, 1995 and June 28, 1996 both consist of 13 weeks.

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

COMPARISON OF QUARTER ENDED JUNE 28, 1996 TO QUARTER ENDED JUNE 30, 1995

    NET SALES. Net sales increased $32.9 million, or 103.2%, from $31.8 million in the second quarter of 1995 to $64.7 million in the second quarter of 1996. The increase in net sales was the result of several factors, including (a) the expansion of the Company's operating territory under the Agreement and the resulting addition of 183 Sam's Clubs within the Company's operating territory subsequent to the second quarter of 1995 and (b) the acquisition of Lone Star Produce and other new business opportunities. These increases were partially offset by the revised revenue structure under the Agreement.

    Under the Agreement the Company has become a wholesale distributor whereas under the previous license agreement with Sam's Club, the Company was selling at retail to the Sam's Club member. As a consequence, the 97% increase in the number of Sam's Clubs serviced by the Company in the second quarter of 1996 as compared to the second quarter of 1995 was offset by an approximate 4.2% reduction in average revenue per club per week from approximately $12,860 in the second quarter of 1995 to approximately $12,315 in the second quarter of 1996. The acquisition of Lone Star Produce in September 1995, and additional new business opportunities with Alliant Foodservice and Dole Fresh Vegetables, Inc., increased revenues by approximately $5.0 million from the second quarter of 1995 to the second quarter of 1996.

    COST OF GOODS SOLD. Cost of goods sold increased by $32.5 million, or 125.4%, from $25.9 million in the second quarter of 1995 to $58.4 million in the second quarter of 1996, primarily reflecting the increase in net sales and the change in the Company's cost structure under the Agreement. As a percentage of net sales, cost of goods sold increased from 81.4% to 90.2%.

    As mentioned above, under the new Agreement Sam's Club takes ownership of the product as it enters the clubs and resells the product to Sam's Club members. Accordingly, Sam's Club has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior license agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. The elimination of these costs and related risks to Fresh America is the principal factor explaining the Company's lower gross profit margins under the Agreement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $656,000 or 13.6%, from $4.8 million in the second quarter of 1995 to $4.2 million in the second quarter of 1996. As a percentage of net sales, SG&A expenses decreased from 15.1% to 6.5%. The major decline in SG&A expenses was attributable to salaries and related costs, which decreased $1.2 million, or 33.6%, from $3.5 million in the second quarter of 1995 to $2.3 million in the second quarter of 1996. The decrease in salaries and related costs was directly related to the reduction in labor at the club and club management levels attributable to the Agreement. Under the Agreement, the Company no longer operates the produce departments in the Sam's Clubs and the Company reduced personnel associated with these operations in the fourth quarter of 1995. Offsetting these reductions in SG&A expense was an increase in rent, maintenance and related costs which increased $451,000, or 119.0%, from $379,000 in the second quarter of 1995 to $830,000 in the second quarter of 1996. This increase is primarily attributable to the addition of two new distribution centers in Chicago and Cincinnati which are operating out of leased facilities.

    OPERATING INCOME. As a result of the foregoing factors, operating income increased by $1.0 million, from operating income of $1.1 million in the second quarter of 1995 to $2.2 million in the second quarter of 1996. As a percentage of net sales, operating income decreased from 3.5% in the second quarter of 1995 to 3.3% in the second quarter of 1996.

    INTEREST INCOME (EXPENSE). Interest income decreased $75,000 in the second quarter of 1996 primarily as a result of the Company funding the increase in accounts receivable from Sam's under the Agreement with excess cash which was previously invested in short term marketable securities. Interest expense increased $13,000 primarily as a result of the debt issued in the acquisition of Lone Star Produce.

    NET INCOME. As a result of the foregoing factors, net income increased by $617,000, from $790,000 in the second quarter of 1995 to $1.4 million in the second quarter of 1996. As a percentage of net sales, net income decreased from 2.5% in the second quarter of 1995 to 2.2% in the second quarter of 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 28, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

    As stated above, the six month period ended June 28, 1996 consisted of 175 days whereas the six month period ended June 30, 1995 consisted of 180 days, a difference of five days or an approximate 3% decrease in the number of operating days. This occurrence affects the analysis of most operating revenue and expense categories in the following discussion.

    NET SALES. Net sales increased $53.3 million, or 92.4%, from $57.7 million in the first six months of 1995 to $110.9 million in the first six months of 1996. The increase in net sales was the result of several factors, including (a) the expansion of the Company's operating territory under the Agreement and the resulting addition of 183 Sam's Clubs within the Company's operating territory subsequent to the first six months of 1995 and (b) the acquisition of Lone Star Produce and other new business opportunities. These increases were partially offset by (a) the revised revenue structure under the Agreement and (b) the decrease in the number of operating days.

    Under the Agreement the Company has become a wholesale distributor whereas under the previous license agreement with Sam's Club, the Company was selling at retail to the Sam's Club member. As a consequence, the 97% increase in the number of Sam's Clubs serviced by the Company in the first six months of 1996 as compared to the first six months 1995 was offset by an approximate 6.6% reduction in average revenue per club per week from approximately $11,860 in the first six months of 1995 to approximately $11,082 in the first six months of 1996. A decrease in net sales of approximately $1.5 million was attributable to the five less days of operations in the quarter ended March 29, 1996. The acquisition of Lone Star Produce in September 1995, and additional new business opportunities with Alliant Foodservice and Dole Fresh Vegetables, Inc., increased revenues by approximately $7.7 million from the first six months of 1995 to the first six months of 1996.

    COST OF GOODS SOLD. Cost of goods sold increased by $53.3 million, or 113.3%, from $47.0 million in the first six months of 1995 to $100.4 million in the first six months of 1996, primarily reflecting the increase in net sales and the change in the Company's cost structure under the Agreement. As a percentage of net sales, cost of goods sold increased from 81.6% to 90.5%.

    As mentioned above, under the new Agreement Sam's Club takes ownership of the product as it enters the clubs and resells the product to Sam's Club members. Accordingly, Sam's Club has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior license agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. The elimination of these costs and related risks to Fresh America is the principal factor explaining the Company's lower gross profit margins under the Agreement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $1.4 million or 15.1%, from $9.4 million in the first six months of 1995 to

$8.0 million in the first six months of 1996. As a percentage of net sales, SG&A expenses decreased from 16.3% to 7.2%. The major decline in SG&A expenses was attributable to salaries and related costs, which decreased $2.2 million, or 33.0%, from $6.8 million in the first six months of 1995 to $4.5 million in the first six months of 1996. The decrease in salaries and related costs was directly related to the reduction in labor at the club and club management levels attributable to the Agreement. Under the Agreement, the Company no longer operates the produce departments in the Sam's Clubs and the Company reduced personnel associated with these operations in the fourth quarter of 1995. Offsetting these reductions in SG&A expense was an increase in rent, maintenance and related costs which increased $848,000, or 112.8%, from $752,000 in the first six months of 1995 to $1.6 million in the first six months of 1996. This increase is primarily attributable to the addition of two new distribution centers in Chicago and Cincinnati which are operating out of leased facilities.

    OPERATING INCOME. As a result of the foregoing factors, operating income increased by $1.4 million, from operating income of $1.2 million in the first six months of 1995 to $2.6 million in the first six months of 1996. As a percentage of net sales, operating income increased from 2.1% in the first six months of 1995 to 2.3% in the first six months of 1996.

    INTEREST INCOME (EXPENSE). Interest income decreased $162,000 in the first six months of 1996 as a result of the Company funding the increase in accounts receivable from Sam's under the Agreement with excess cash which was previously invested in short term marketable securities. Interest expense increased $27,000 primarily as a result of the debt issued in the acquisition of Lone Star Produce.

    INCOME TAX EXPENSE. In both the first six months of 1995 and 1996, the provisions for income taxes reflect the full utilization of $193,000 of the Company's available net operating loss carryforward. At the end of fiscal 1995, the Company had $0.8 million of net operating loss carryforwards available to reduce future income taxes. However, because an "ownership change" occurred for federal income tax purposes in 1992, the Company may use no more than $193,000 of its net operating loss carryforwards during fiscal 1995 and each year in the future.

    NET INCOME. As a result of the foregoing factors, net income increased by $783,000, from $972,000 in the first six months of 1995 to $1.8 million in the first six months of 1996. As a percentage of net sales, net income decreased from 1.7% in the first six months of 1995 to 1.6% in the first six months of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities was $45,000 for the six months ended June 28, 1996. At June 28, 1996, the Company had working capital of $13.2 million and a current ratio of 1.9:1. The Company has a $5.0 million bank revolving line of credit, under which the maximum level of borrowing was $1,000,000 during the six months ended June 28, 1996. The line of credit expires on June 1, 1998. Management believes that the Company's current financial position is sufficient to finance currently anticipated growth and capital expenditures.

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


                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

               Exhibit 10.1 Credit Agreement between the Company and
                            NationsBank, dated as of July 1, 1996.

               Exhibit 10.2 Extension and Modification of Lease Between
                            the Estate of James Campbell and Fresh America
                            Corp.

               Exhibit 11.1 Computation of Earnings Per Common Share.

               Exhibit 27   Financial Data Schedule.

               Exhibit 99.1 Item 1 of Annual Report on Form 10-K for Fiscal Year
                            1995. (Incorporated herein by reference.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
  (Registrant)

/s/ Marc K. Rieke
                                                          Date: August 9, 1996
Marc K. Rieke
Vice President,
Chief Financial Officer and
Assistant Secretary