Form 10-Q
period 1996-09-27
FRESH AMERICA CORP
filed 1996-11-12
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 1996.

                                      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to                   .

                       Commission File Number 000-24124

                              FRESH AMERICA CORP.
            (Exact name of registrant as specified in its charter)

Texas                                                                 76-0281274
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

       ONE LINCOLN CENTRE, 5400 LBJ FREEWAY, SUITE 1025, DALLAS, TX 75240
             (Address of principal executive offices and Zip Code)

      Registrant's telephone number, including area code:  (972) 774-0575

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At November 8, 1996, the Registrant had 3,697,677 shares of its Common Stock outstanding. Total number of pages in this report, including the cover page is
24. Exhibit index on page 14.

                        FRESH AMERICA CORP. AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED BALANCE SHEETS
                         (In thousands except share amounts)

                                                         JANUARY 5, Sept. 27,
                                                            1996      1996
                                                          -------   -------
                                  ASSETS
Current assets:
   Cash and cash equivalents ..........................   $ 1,851   $ 2,063
   Receivables:
    Trade accounts receivable .........................    19,675    18,761
    Other .............................................        67       318
                                                          -------   -------
       Total receivables ..............................    19,742    19,079
                                                          -------   -------
   Inventories:
     Produce ..........................................     1,746     2,404
     Supplies .........................................       212       209
                                                          -------   -------
       Total inventories ..............................     1,958     2,613
                                                          -------   -------
   Prepaid expenses ...................................       664       488
                                                          -------   -------
       Total current assets ...........................    24,215    24,243
                                                          -------   -------
Property, plant and equipment, net ....................     4,795     5,577
Notes receivable from shareholders ....................       125       135
Other assets ..........................................       697       638
                                                          -------   -------
                                                          $29,832   $30,593
                                                          =======   =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable ......................................   $ 1,000   $  --
   Current portion of long-term debt and capital leases        91       119
   Accounts payable ...................................    10,573     9,327
   Accrued salaries and wages .........................       395       248
   Other accrued expenses .............................       542       748
   Taxes payable ......................................       124       100
                                                          -------   -------
       Total current liabilities ......................    12,725    10,542
                                                          -------   -------
Long-term debt and capital leases, less current portion       610       543
Shareholders' equity:
   Common stock $.01 par value. Authorized 10,000,000
      shares; issued 3,518,585 and 3,697,677 shares,
      respectively ....................................        35        37
   Additional paid-in capital .........................    13,983    14,427
   Retained earnings ..................................     2,479     5,044
                                                          -------   -------
       Total shareholders' equity .....................    16,497    19,508
Commitments and contingencies
                                                          -------   -------
                                                          $29,832   $30,593
                                                          =======   =======

     The notes to consolidated financial statements are an integral part of these statements.

                   FRESH AMERICA CORP. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per share amounts)

                                                     QUARTER ENDED
                                                 ---------------------
                                                 SEPT. 29,    Sept. 27,
                                                   1995         1996
                                                 ---------    --------
Net sales ....................................   $ 28,256    $ 59,726
Cost of goods sold, excluding depreciation and
  amortization ...............................     22,983      54,427
                                                 --------    --------
      Gross profit ...........................      5,273       5,299
                                                 --------    --------
Selling, general and administrative expenses:
   Salaries and related costs ................      3,487       2,332
   Rent, maintenance and related costs .......        442         883
   Insurance expense .........................        310         186
   Automobile, travel and related costs ......        236         123
   Communication expense .....................        137         117
   Depreciation and amortization .............        145         327
   Other .....................................        163         180
                                                 --------    --------
                                                    4,920       4,148
                                                 --------    --------
      Operating income .......................        353       1,151
Other income (expense):
   Interest expense ..........................         (8)        (20)
   Interest income ...........................        116          73
   Other, net ................................         38         107
                                                 --------    --------
                                                      146         160
                                                 --------    --------
Income before tax expense ....................        499       1,311
Tax expense ..................................        175         500
                                                 --------    --------
      Net income .............................   $    324    $    811
                                                 ========    ========


Earnings per share ...........................   $   0.09    $   0.21
                                                 ========    ========
Weighted average number of shares ............      3,719       3,937
                                                 ========    ========

  The notes to consolidated financial statements are an integral part of these statements.

                  FRESH AMERICA CORP. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except per share amounts)

                                                    NINE MONTHS ENDED
                                                 -----------------------
                                                 SEPT. 29,    Sept. 27,
                                                   1995          1996
                                                 --------    ---------
Net sales ....................................   $ 85,917    $ 170,642
Cost of goods sold, excluding depreciation and
  amortization ...............................     70,020      154,780
                                                 --------    ---------
      Gross profit ...........................     15,897       15,862
                                                 --------    ---------
Selling, general and administrative expenses:
   Salaries and related costs ................     10,249        6,865
   Rent, maintenance and related costs .......      1,194        2,482
   Insurance expense .........................        956          563
   Automobile, travel and related costs ......        618          382
   Communication expense .....................        388          392
   Depreciation and amortization .............        496          931
   Other .....................................        453          541
                                                 --------    ---------
                                                   14,354       12,156
                                                 --------    ---------
      Operating income .......................      1,543        3,706
                                                                 2,555
Other income (expense):
   Interest expense ..........................        (27)         (65)
   Interest income ...........................        368          162
   Other, net ................................         62          222
                                                 --------    ---------
                                                      403          319
                                                 --------    ---------
Income before tax expense ....................      1,946        4,025
Tax expense ..................................        650        1,460
                                                 --------    ---------
      Net income .............................   $  1,296    $   2,565
                                                 ========    =========

Earnings per share ...........................   $   0.35    $    0.65
                                                 ========    =========
Weighted average number of shares ............      3,719        3,918
                                                 ========    =========

  The notes to consolidated financial statements are an integral part of these statements.

                           FRESH AMERICA CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                         (In thousands except per share amounts)

                                                                Retained      Total
                                                   Additional   Earnings   Shareholders'
                                           Common   Paid-in   (Accumulated    Equity
                                           Stock    Capital     Deficit)    (Deficit)
                                         -------- ----------- ------------  -----------
Balances at January 2, 1994 ..........   $   11   $    184    $   (1,894)   $ (1,699)
Issuance of 15,000 shares of
   Series B preferred stock ..........       --        (90)         --           (90)
Conversion of Series A and
   Series B preferred stock ..........       11      3,989          --         4,000
Exercise of employee stock options ...       --         10          --            10
Dividends on preferred stock .........       --       (112)         --          (112)
Issuance of 1,250,000 shares of
   common stock, net of offering costs       13     10,000          --        10,013
Net income ...........................       --       --           2,073       2,073
                                         -------- ----------- ------------  -----------
Balances at January 1, 1995 ..........       35     13,981           179      14,195
Exercise of employee stock options ...       --          2          --             2
Net income ...........................       --       --           2,300       2,300
                                         -------- ----------- ------------  -----------
Balances at January 5, 1996 ..........       35     13,983         2,479      16,497
Exercise of employee stock options ...        2        444          --           446
Net income ...........................       --       --           2,565       2,565
                                         -------- ----------- ------------  -----------
Balances at September 27, 1996 .......   $   37   $ 14,427    $    5,044    $ 19,508
                                         ======== =========== ============  ===========

  The notes to consolidated financial statements are an integral part of these statements.

                   FRESH AMERICA CORP. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                                             NINE MONTHS ENDED
                                                                          ----------------------
                                                                           SEPT. 29,   Sept. 27,
                                                                              1995         1996
                                                                           ---------   ----------
Cash flows from operating activities:
   Net income ..........................................................   $  1,296    $ 2,565
   Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:

         Depreciation and amortization .................................        495        931
         Loss on disposal of equipment .................................         -           4
         Change in assets and liabilities:
            Decrease in accounts receivable ............................      1,792        663
            Increase in inventories ....................................       (169)      (655)
            Increase in prepaid expenses ...............................       (406)      (109)
            Decrease in other assets ...................................         38         25
            Decrease in accounts payable ...............................     (4,016)    (1,246)
            Increase (decrease) in accrued expenses and
               other current liabilities ...............................       (132)        34
                                                                           --------    -------
                    Total adjustments ..................................     (2,398)      (353)
                                                                           --------    -------
                    Net cash provided by (used in) operating activities      (1,102)     2,212
                                                                           --------    -------
Cash flows from investing activities:
   Additions to property, plant and equipment, net .....................       (145)    (1,414)
   Cost of acquisition, exclusive of cash acquired .....................       (498)      --
   Proceeds from sale of equipment .....................................       --            6
                                                                           --------    -------
                    Net cash used in investing activities ..............       (643)    (1,408)
                                                                           --------    -------
Cash flows from financing activities:
   Payments of notes payable, net of proceeds ..........................       --       (1,000)
   Payments of long-term debt and capital leases .......................       (488)       (38)
   Net proceeds from exercise of employee stock options ................       --          446
                                                                           --------    -------
                    Net cash used in financing activities ..............       (488)      (592)
                                                                           --------    -------
                    Net increase (decrease) in cash and cash equivalents     (2,233)       212
Cash and cash equivalents at beginning of period .......................     11,541      1,851
                                                                           --------    -------
Cash and cash equivalents at end of period .............................   $  9,308    $ 2,063
                                                                           ========    =======
Supplemental disclosures of cash flow information:
   Cash paid for interest ..............................................   $     18    $    31
   Cash paid for income taxes ..........................................   $    642    $ 1,532

  The notes to consolidated financial statements are an integral part of these statements.

                     FRESH AMERICA CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          NINE MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 27, 1996
                                  (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

      UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of September 27, 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the quarter and nine month periods ended September 29, 1995 and September 27, 1996 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements. The results for the quarter and nine months ended September 27, 1996 may not be indicative of operating results for the full year. During the quarter ended March 31, 1995, the Company converted its accounting period to end on Friday. Previously, the Company's accounting periods ended on Sunday. Consequently, the nine month periods ended September 29, 1995 and September 27, 1996 consist of 38 weeks and five days, and 38 weeks, respectively. The quarters ended September 29, 1995 and September 27, 1996 both consist of 13 weeks.

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

NOTE 2.     AGREEMENT WITH SAM'S CLUB.

      In August 1995, the Company entered into a five-year distribution Agreement with Sam's Club. The Agreement, which began on December 1, 1995, replaced the Company's pre-existing license agreement with Sam's Club which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by Fresh America. As a result of this expansion, the Company commenced operations from two new distribution centers in Chicago, Illinois and Cincinnati, Ohio on January 2, 1996. The Company and Sam's mutually agreed to begin the transition to the Agreement during November 1995. Expansion under the Agreement was effected on January 2, 1996. The number of Sam's clubs served by the Company increased from 190 clubs before expansion to 369 clubs as of January 5, 1996.

      The Agreement gives Sam's ownership of the product as it enters the clubs and complete operational authority within the produce departments of each club. Accordingly, Sam's assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the Agreement, the Company invoices Sam's for product delivered to the clubs in accordance with purchase orders issued by Sam's. The Agreement also provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by approximately 10 percent per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any.

NOTE 3.    EXERCISE OF COMMON STOCK WARRANTS.

On April 2, 1996, the Company issued 90,134 shares of common stock in exchange for all of its 143,656 outstanding warrants, which had an exercise price of $4.89 per share. The earnings per share computation for the nine months ended September 27, 1996 assumes this transaction occurred at the beginning of the period.

NOTE 4.    SUBSEQUENT EVENTS.

On November 5, 1996, a wholly-owned subsidiary of the Company acquired the business and net assets of Produce Plus, Inc., a Houston-based specialty food distribution company with annual revenues of approximately $13 million. Consideration at closing consisting of cash, stock and assumption of operating liabilities totaled approximately $1.8 million. In addition, the Company issued a convertible promissory note in a principal amount up to $600,000. The principal of such note will be dependent on future pre-tax earnings of the newly acquired business, subject to certain adjustments, and a portion of the principal may be converted into common stock of the Company. The transaction will be accounted for as a purchase, and accordingly, revenues and results of operations will be included in the Company's consolidated results of operations from November 5, 1996.

In addition, the Company invested $250,000 on November 6, 1996 for a 25% ownership interest in Henri Morris & Associates, a software development company offering specialty software to the produce and grocery distribution industry.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the components of the consolidated statements of operations as a percentage of net sales.


                                      Quarter Ended      Nine Months Ended
                                    -----------------    -----------------
                                    Sept. 29, Sept. 27,  Sept. 29, Sept. 27,
                                      1995     1996        1995    1996
                                    -------- --------    ---------  -------
Net Sales .......................     100.0%   100.0%      100.0%   100.0%
Cost of goods sold ..............      81.3     91.1        81.5     90.7
                                    -------- --------    ---------  -------
Gross Profit ....................      18.7      8.9        18.5      9.3
Selling, general and
  administrative expenses .......      17.4      7.0        16.7      7.1
                                    -------- --------    ---------  -------
Operating income ................       1.3      1.9         1.8      2.2
Other income (expense) ..........       0.5       .3         0.5       .2
                                    -------- --------    ---------  -------
Income before income  tax expense       1.8      2.2         2.3      2.4
Tax expense .....................       0.7      0.8         0.8       .9
                                    -------- --------    ---------  -------
Net income ......................       1.1%     1.4%        1.5%     1.5%
                                    ======== ========    =========  =======
GENERAL

   Fresh America Corp. is an integrated food distribution management company, which, through November 1995, primarily operated fresh produce departments in Sam's Club membership warehouse clubs under a license agreement with Sam's Club, a division of Wal-Mart Stores, Inc. Effective November 1995, the Company commenced operations under its new five-year distribution Agreement (the "Agreement") with Sam's Club. The Agreement replaced the Company's pre-existing license agreement which was scheduled to expire on November 30, 1995. Under the Agreement, the Company's distribution arrangement with Sam's has expanded into the midwestern, central and southern Florida regions of the United States where the Company has exclusive new territories. The addition of these new territories increased the number of clubs served by the Company from 190 immediately prior to the expansion to 374 clubs as of September 27, 1996. Of the additional 184 clubs, 26 clubs were added in early November 1995, 153 clubs were added on January 2, 1996, and five were added subsequent to January 2, 1996.

   Under the Agreement, Sam's Club takes ownership of the product as it enters the clubs and resells the product to Sam's Club members. Fresh America invoices Sam's Club for product delivered to the clubs in accordance with purchase orders issued by Sam's Club. Further, Sam's has complete operational authority within the produce departments of each club. Accordingly, Sam's has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior license agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. Therefore, the Company's revenue and cost structure under the Agreement is not comparable with periods prior to November 1995.

    Prior to fiscal 1995, the Company's fiscal year was a 52 or 53 week period ending on the first Sunday in January. Commencing with fiscal 1995, the Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January. Consequently, the nine month periods ended September 29, 1995 and September 27, 1996 consist of 38 weeks and five days, and 38 weeks, respectively. The quarters ended September 29, 1995 and September 27, 1996 both consist of 13 weeks.

   AS DISCUSSED ABOVE, THE AGREEMENT RESULTS IN A REVISED REVENUE AND COST STRUCTURE FOR THE COMPANY WHICH IS NOT DIRECTLY COMPARABLE WITH PERIODS PRIOR TO NOVEMBER 1995. THE FOLLOWING DISCUSSION IDENTIFIES THE MAJOR CATEGORIES OF COSTS WHICH ARE AFFECTED BY THE TRANSITION TO THE AGREEMENT. HOWEVER, TO PROPERLY UNDERSTAND AND EVALUATE THE IMPACT OF THE AGREEMENT, AN UNDERSTANDING OF THE TERMS OF THE AGREEMENT AND THE PRIOR LICENSE AGREEMENT IS ESSENTIAL (SEE "GENERAL" ABOVE AND "ITEM 1 - BUSINESS" OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K WHICH IS INCORPORATED HEREIN BY REFERENCE).

COMPARISON OF QUARTER ENDED SEPTEMBER 27, 1996 TO QUARTER ENDED SEPTEMBER 29,
1995

   NET SALES. Net sales increased $31.4 million, or 111.4%, from $28.3 million in the third quarter of 1995 to $59.7 million in the third quarter of 1996. The increase in net sales was the result of several factors, including (a) the expansion of the Company's operating territory under the Agreement and the resulting addition of 184 Sam's clubs within the Company's operating territory subsequent to the second quarter of 1995, (b) the acquisition of Lone Star Produce and other new business opportunities. These increases were partially offset by the revised revenue structure under the Agreement.

   Under the Agreement the Company has become a wholesale distributor whereas under the previous license agreement with Sam's Club, the Company was selling at retail to the Sam's Club members. As a consequence, the 96.8% increase in the number of Sam's clubs serviced by the Company in the third quarter of 1996 as compared to the third quarter of 1995 coupled with a slight increase in average revenue per club per week from approximately $10,977 in the third quarter of 1995 to approximately $11,096 in the third quarter of 1996 were the primary factors in the aforementioned increase in revenues. The acquisition of Lone Star Produce in September 1995, and primarily additional business opportunities with Alliant Foodservice and Dole Fresh Vegetables, Inc., increased revenues by approximately $5.0 million from the third quarter of 1995 to the third quarter of 1996.

COST OF GOODS SOLD. Cost of goods sold increased by $31.4 million, or 136.8%, from $23.0 million in the third quarter of 1995 to $54.4 million in the third quarter of 1996, primarily reflecting the increase in net sales and the change in the Company's cost structure under the Agreement. As a percentage of net sales, cost of goods sold increased from 81.3% to 91.1%.

   As mentioned above, under the Agreement, Sam's Club takes ownership of the product as it enters the clubs and resells the product to Sam's Club members. Accordingly, Sam's Club has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior license agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. The elimination of these costs and related risks to Fresh America is the principal factor explaining the Company's lower gross profit margins under the Agreement.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $800,000 or 15.7%, from $4.9 million in the third quarter of 1995 to $4.1 million in the third quarter of 1996. As a percentage of net sales, SG&A expenses decreased from 17.4% to 7.0%. The major decline in SG&A expenses was attributable to salaries and related costs, which decreased $1.2 million, or 33.1%, from $3.5 million in the third quarter of 1995 to $2.3 million in the third quarter of 1996. The decrease in salaries and related costs was directly related to the reduction in labor at the club and club management levels attributable to the Agreement. Under the Agreement, the Company no longer operates the produce departments in the Sam's Clubs and the Company reduced personnel associated with these operations in the fourth quarter of 1995. Offsetting these reductions in SG&A expense was an increase in rent, maintenance and related costs which increased $441,000, or 99.8%, from $442,000 in the third quarter of 1995 to $883,000 in the third quarter of 1996. This increase is primarily attributable to the addition of two new distribution centers in Chicago and Cincinnati which are operating out of leased facilities.

   OPERATING INCOME. As a result of the foregoing factors, operating income increased by $798,000 from $353,000 in the third quarter of 1995 to $1.2 million in the third quarter of 1996. As a percentage of net sales, operating income increased from 1.3% in the third quarter of 1995 to 1.9% in the third quarter of 1996.

   INTEREST INCOME (EXPENSE). Interest income decreased $43,000 in the second quarter of 1996 primarily as a result of the Company funding the increase in accounts receivable from Sam's under the Agreement with excess cash which was previously invested in short term marketable securities. Interest expense increased $12,000 primarily as a result of the debt issued in the acquisition of Lone Star Produce.

   NET INCOME. As a result of the foregoing factors, net income increased by $487,000 from $324,000 in the third quarter of 1995 to $811,000 in the third quarter of 1996. As a percentage of net sales, net income increased from 1.1% in the third quarter of 1995 to 1.4% in the third quarter of 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 27, 1996 TO NINE MONTHS ENDED SEPTEMBER 29, 1995

   As stated above, the nine month period ended September 27, 1996 consisted of 266 days whereas the nine month period ended September 29, 1995 consisted of 271 days, a difference of five days or an approximate 1.9% decrease in the number of operating days. This occurrence affects the analysis of most operating revenue and expense categories in the following discussion.

   NET SALES. Net sales increased $84.7 million, or 98.6%, from $85.9 million in the first nine months of 1995 to $170.6 million in the first nine months of 1996. The increase in net sales was the result of several factors, including (a) the expansion of the Company's operating territory under the Agreement and the resulting addition of 184 Sam's clubs within the Company's operating territory subsequent to the first nine months of 1995, and (b) the acquisition of Lone Star Produce and other new business opportunities. These increases were partially offset by the revised revenue structure under the Agreement and the decrease in the number of operating days.

   Under the Agreement, the Company has become a wholesale distributor whereas under the previous agreement with Sam's Club, the Company was selling at retail to the Sam's Club members. As a consequence, the 96.8% increase in the number of Sam's clubs serviced by the Company in the first nine months of 1996 as compared to the first nine months of 1995 was the primary contributor to the increase in revenues. The acquisition of Lone Star Produce in September 1995, and primarily additional business opportunities with Alliant Foodservice and Dole Fresh Vegetables, increased revenues by approximately $12.7 million from the first nine months of 1995 compared to the first nine months of 1996. Partially offsetting these increases was an approximate 3.6% reduction in average revenue per club per week from approximately $11,525 in the first nine months of 1995 to approximately $11,104 in the first nine months of 1996. Finally, a decrease in net sales of approximately $1.5 million was attributable to the five less days of operation in the quarter ended March 6, 1996.

   COST OF GOODS SOLD. Cost of goods sold increased by $84.8 million, or 121.1%, from $70 million in the first nine months of 1995 to $154.8 million in the first nine months of 1996, primarily reflecting the increase in net sales and the change in the Company's cost structure under the Agreement. As a percentage of net sales, cost of goods sold increased from 81.5% to 90.7%.

   As mentioned above, under the Agreement, Sam's Club takes ownership of the product as it enters the clubs and resells the product to Sam's Club members. Accordingly, Sam's Club has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior license agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. The elimination of these costs and related risks to Fresh America is the principal factor explaining the Company's lower gross profit margins under the Agreement.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $2.2 million or 15.3%, from $14.3 million in the first nine months of 1995 to $12.2 million in the first nine months of 1996. As a percentage of net sales, SG&A expenses decreased from 16.7% to 7.1%. The major decline in SG&A expenses was attributable to salaries and related costs, which decreased $3.4 million, or 33.0%, from $10.2 million in the first nine months of 1995 to $6.9 million in the first nine months of 1996. The decrease in salaries and related costs was directly related to the reduction in labor at the club and club management levels attributable to the Agreement. Under the Agreement, the Company no longer operates the produce departments in the Sam's Clubs and the Company reduced personnel associated with these operations in the fourth quarter of 1995. Offsetting these reductions in SG&A expense was an increase in rent, maintenance and related costs which increased $1.3 million, or 107.9%, from $1.2 million in the first nine months of 1995 to $2.5 million in the first nine months of 1996. This increase is primarily attributable to the addition of two new distribution centers in Chicago and Cincinnati which are operating out of leased facilities.

   OPERATING INCOME. As a result of the foregoing factors, operating income increased by $2.2 million, from $1.5 million in the first nine months of 1995 to $3.7 million in the first nine months of 1996. As a percentage of net sales, operating income increased from 1.8% in the first nine months of 1995 to 2.2% in the first nine months of 1996.

   INTEREST INCOME (EXPENSE). Interest income decreased $206,000 in the first nine months of 1996 as a result of the Company funding the increase in accounts receivable from Sam's under the Agreement with excess cash which was previously invested in short term marketable securities. Interest expense increased $38,000 primarily as a result of the debt issued in the acquisition of Lone Star Produce.

   INCOME TAX EXPENSE. In each of the first nine months of 1995 and 1996, the provisions for income taxes reflect the full utilization of $193,000 of the Company's available net operating loss carryforward. At the end of fiscal 1995, the Company had $0.8 million of net operating loss carryforwards available to reduce future income taxes. However, because an "ownership change" occurred for federal income tax purposes in 1992, the Company may use no more than $193,000 of its net operating loss carryforwards during fiscal 1996 and each year in the future until fully utilized.

   NET INCOME. As a result of the foregoing factors, net income increased by $1.3 million from $1.3 million in the first nine months of 1995 to $2.6 million in the first nine months of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities was $2.2 million for the nine months ended September 27, 1996. At September 27, 1996, the Company had working capital of $13.7 million and a current ratio of 2.3:1. The Company has a $5.0 million bank revolving line of credit, under which the maximum level of borrowing was $1,000,000 during the nine months ended September 27, 1996. The line of credit expires on June 1, 1998. Management believes that the Company's current financial position is sufficient to meet its operating needs and to finance currently anticipated capital expenditures.

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


                          PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

 (a)Exhibits.

    Exhibit 10.1 -    1996 Stock Option and Award Plan.
    Exhibit 11.1 -    Computation of Earnings Per Common Share.
    Exhibit 99.1 -    Item 1 of Annual Report on Form 10-K for fiscal year 1995.
                      (Incorporated by reference.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
 (Registrant)

/s/ Robert C. Kiehnle
                                                       Date: November 11, 1996
Robert C. Kiehnle
Executive Vice President,
Chief Financial Officer and
Assistant Secretary