Form 10-K
period 1996-12-31
FRESH AMERICA CORP
filed 1997-04-03
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-24124

                               FRESH AMERICA CORP.
                ONE LINCOLN CENTRE, 5400 LBJ FREEWAY, SUITE 1025
                                DALLAS, TX 75240
                                  (972)774-0575

                                                                IRS EMPLOYER
INCORPORATED IN:                                             IDENTIFICATION NO.:
TEXAS                                                            76-0281274

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
Common Stock, $0.01 Par Value                   Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price reported on the Nasdaq National Market on March 26, 1997, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $50 million.

The number of common shares outstanding of the registrant was 3,740,890 as of March 26, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCES:

Proxy statement for 1997 annual meeting of shareholders tentatively scheduled
for June 19, 1997.                                                      Part III

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Fresh America Corp. ("Fresh America" or the "Company") is an integrated food distribution management company that operates in 38 states through twelve distribution and processing facilities. The Company's core business is the procurement, warehousing and distribution of fresh produce and other perishable products to Sam's Club ("Sam's" or "Sam's Club"), a division of Wal-Mart Stores, Inc. ("Wal-Mart"). Beginning in the latter part of 1995, the Company began diversifying its customer base through the development of new business opportunities and acquisitions as described below.

    The Company was founded in 1989 under the name Gourmet Packing, Inc. to distribute produce and other perishables exclusively to Sam's Club. Initially, the Company sold its products to individual Sam's Clubs on a purchase order basis. After delivery of the products to the receiving area of each club, the products became the property and responsibility of Sam's, which resold the products to Sam's Club members. Shortly after it began operations, the Company expanded the program by providing personnel in each club to operate the produce department and by installing Company-owned upright coolers for refrigerated products. Beginning April 1991, Sam's licensed the Company to operate produce departments in selected clubs on a full service, turn-key basis, and such arrangement continued into November 1995. Effective November 1995, the Company commenced operations under a five year distribution agreement (the "Agreement") with Sam's Club whereby Sam's Club takes ownership of the produce as it enters the clubs and resells to its club members. See further discussion and more detail below under the caption "SAM'S CLUB DISTRIBUTION SINCE NOVEMBER 1995."

    On September 8, 1995, the Company acquired the assets and business of Lone Star Produce, Inc. ("Lone Star Produce") a food service distribution company based in Austin, Texas. Lone Star Produce currently services more than 250 customers in the Austin and Central Texas area. Lone Star Produce principally distributes produce and fresh vegetables to restaurants, hotels, government agencies and other institutions.

    In January 1996, the Company commenced a program to provide purchasing, systems, logistical support and distribution services for a portion of Alliant Foodservice's existing produce business. Also, in January 1996, the Company entered into an arrangement with Dole Fresh Vegetables, Inc. to provide enhanced regional distribution capabilities for Dole brand fresh-cut salads.

    On November 4, 1996, the Company acquired the assets and business of Produce Plus, Inc. ("Produce Plus") a specialty food service distribution company based in Houston, Texas, serving more than 250 customers comprised of restaurants, schools, hospitals and other institutions primarily in the greater Houston area.

    On November 6, 1996, the Company acquired a minority interest in Henri Morris & Associates, Inc., a provider of standardized and custom software and technology to the produce and grocery industry, serving clients throughout the United States and Canada.

    On January 22, 1997, the Company acquired substantially all of the operating assets of CPT Enterprises, Inc., d/b/a Chef's Produce Team ("CPT") with locations in Los Angeles and San Francisco, California. CPT, with approximately 100 customers, provides primarily specialty produce and vegetables to upscale restaurants and hotels located throughout California and parts of Nevada.

    On February 28, 1997, the Company entered into a five year agreement with Fast Food Merchandiser's, Inc. ("FFM") and Hardee's Food Systems, Inc. to supply the 12 existing FFM distribution centers with produce for further distribution to Hardee's restaurants. Coinciding with such agreement, the Company acquired the FFM food processing facility in Richmond, Indiana.

    On March 7, 1997, certain assets of One More Tomato, Inc. ("OMT"), a Houston-based tomato repacker, were acquired by the Company. OMT's customers primarily consist of grocery chains and restaurants.

    SAM'S CLUB DISTRIBUTION - SINCE NOVEMBER 1995. Effective November 1995, the Company commenced operations under a five year Agreement with Sam's Club. The Agreement replaced the Company's pre-existing license agreement, which was scheduled to expire on November 30, 1995 (see SAM'S CLUB OPERATIONS - PRIOR TO NOVEMBER 1995). Under the Agreement, Sam's Club takes ownership of the product as it enters the clubs and resells to Sam's Club members. Fresh America invoices Sam's Club for product delivered to the clubs in accordance with purchase orders issued by Sam's Club. Further, Sam's has complete operational authority within the produce departments of each club. Accordingly, Sam's has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. Under the current Agreement, Sam's Club has placed a Sam's associate in each of the Company's distribution centers to monitor quality issues, participate in the coordination of Sam's orders to Fresh America and advise and consult with the Company's representatives as to Sam's future requirements.

    Under the Agreement, the Company's distribution arrangement with Sam's has expanded into the midwestern, central and southern Florida regions of the United States where the Company has exclusive territories that it services through six regional distribution centers. The addition of these territories increased the number of clubs served by the Company from 190 immediately prior to the expansion to 375 clubs as of March 1, 1997, which represents approximately 86% of the 436 Sam's Clubs in operation. Of the additional 185 clubs added by these territories, 26 clubs in southern Florida were added in early November 1995, 153 clubs in the central and midwestern United States were added on January 2, 1996 and 6 clubs were added subsequently. In late March or April 1997, the Company anticipates a reduction in the number of clubs it services for Sam's by forty in the Florida area. See further discussion under the caption, "RELATIONSHIP WITH SAM'S."

    SAM'S CLUB OPERATIONS - PRIOR TO NOVEMBER 1995. Under the pre-existing license agreement with Sam's Club, the Company operated fresh produce departments within Sam's Clubs, through which the Company offered a variety of fresh fruit and vegetables, refrigerated pre-packed produce and selected processed foods to Sam's Club members. Under the license agreement, Fresh America staffed its produce departments with its own employees, owned the inventory and maintained responsibility for purchasing, distribution and merchandising. Members paid for the Company's products at the Sam's check-out counter, and Sam's remitted the sales proceeds to the Company on a weekly basis, after deducting a license fee payable to Sam's under the license agreement.

     Growth in the number of Sam's Clubs served by the Company since its inception resulted primarily from an increase in the number of Sam's Clubs within Fresh America's operating territory, the addition of produce departments in pre-existing Sam's Clubs that previously did not offer produce, and the expansion of Fresh America's operating territory, which allowed Fresh America to assume produce operations previously conducted by other vendors or licensees of Sam's. As a result of these three factors, the number of produce departments operated by Fresh America increased from 90 at the end of 1991, to 126 at the end of 1992, 157 at the end of 1993, 187 at the end of 1994, and 190 prior to the conversion to the Agreement.

    CATALOG SALES. During 1994, the Company entered into a venture with Sam's Club to be a supplier to and coordinate the fulfillment activity for the Sam's Club Gift Express Catalog. During 1995, the venture arrangement was discontinued and the Company continued as a supplier to the catalog and expanded its role within the catalog to being a consolidator for shipments of other products offered in the catalog. The discontinuance of the equity venture relationship with Sam's Club allowed Fresh America to expand its gift division in other directions and allowed Sam's to market the catalog for other means without consideration of the needs of a venture partner. The catalog program provided only minimal sales in 1996. Currently, the Company has elected not to pursue additional customers or new business under this program and will be fulfilling only existing commitments to provide such service in the future.

    SALES TO WAL-MART STORES. The Company continues to pursue opportunities to increase sales to Wal-Mart stores independent of its Agreement with Sam's. During 1995, the Company's efforts evolved into developing seasonal and special promotions with Wal-Mart to offer holiday and gift items containing fresh produce during the peak holiday periods. The Company delivers these products from its distribution centers directly to the individual Wal-Mart stores on a purchase order basis. The Company cannot predict whether it will be successful in continuing or expanding the scope of the program or the number of Wal-Mart stores that might participate. During 1996, such program generated only minimal sales.

    ALLIANT FOODSERVICE PROGRAM. In January 1996, the Company commenced a test program to provide purchasing, systems and logistical support, and distribution services for a portion of the existing produce business of Alliant Foodservice ("Alliant"). Alliant is the second largest broad-line food service distributor in the United States, serving a nationwide network of food service customers through 39 districts across the United States. Under its agreement with Alliant, the Company coordinates the purchase, transportation and consolidation of produce for certain Alliant districts based on the requirements of each district. Fresh America purchases the produce and coordinates the shipment directly to an Alliant district, when volume dictates, or receives the produce into the Company's distribution centers where it is combined with other produce and shipped to the Alliant district by Company truck or third-party carrier. The successful initial phase of the test program utilized the Company's Wilkes-Barre distribution center; subsequently the Company has expanded the program and is currently servicing 27 Alliant districts.

    DOLE PROGRAM. In January 1996, the Company entered into an arrangement with Dole Fresh Vegetables, Inc. ("Dole") to provide enhanced regional distribution capabilities for Dole brand fresh-cut salads. Dole Fresh Vegetables, Inc., a division of Dole Food Company, Inc., is the world's largest producer and marketer of high quality vegetables, including a full line of fresh-cut salads. The initial phase of the arrangement commenced in early February 1996 out of the Company's Chicago distribution center with service to the midwestern United States. Dole has placed a representative in the Company's distribution center to coordinate with the Company's personnel the ordering of product from Dole, in-bound transportation from Dole and the outbound shipment of product to Dole's customers. A similar arrangement was established in the Company's Atlanta distribution center in late summer 1996.

    OTHER GROWTH OPPORTUNITIES. Management believes that the Company has developed the systems and facilities necessary to successfully distribute a wide range of produce and other perishable products on a competitive basis. Consistent with its business and growth strategy, management has explored opportunities to apply its expertise to markets in need of full service, integrated produce and other perishable product distribution management services. Management believes that niche customers such as hospitals, restaurant chains, caterers and other retailers and institutions could be potential customers for these services. The Company intends to continue to pursue selective acquisitions of other produce companies. There can be no assurance that the Company will be successful in pursuing potential growth opportunities. See "Outlook and Uncertainties -- Risks Associated with New Business Opportunities."

OPERATIONS

    DISTRIBUTION CENTERS. Fresh America conducts its operations out of twelve operating facilities. Six of these facilities are distribution centers that primarily serve Sam's Club and are located in Dallas and Houston, Texas; Atlanta ,Georgia; Chicago, Illinois; Cincinnati, Ohio; and Wilkes-Barre, Pennsylvania.

The other operating facilities are located in Texas, California and Indiana, and primarily serve the customers of the recently acquired operations discussed previously. In addition, the Company maintains executive offices in Dallas, Texas where its senior management is based and an administrative and accounting office in Houston, Texas.

    PURCHASING. Fresh America employs purchasing agents in each of its operating locations, who purchase produce directly from growers and shippers and cooperatives representing growers. The Company selects its suppliers carefully and regularly monitors their ability to provide quality products at competitive prices. As a result of its substantial volume of purchases, the Company is able to obtain fresh produce of premium size, quality and appearance at very competitive costs. In many cases, the Company purchases produce only from selected warehouses within a supplier's system, based on management's assessment of the quality provided by the particular warehouses. Produce is usually acquired for delivery within four days, and the Company generally does not operate under contractual supply agreements for its produce. Although purchases by Fresh America frequently constitute a significant portion of a particular supplier's sales, no single supplier accounts for more than ten percent of Fresh America's costs of goods sold. Management believes that all of the items stocked in its inventory are available from numerous suppliers at competitive prices.

    In addition, the Company established a central buying department in its Dallas distribution center in 1996 to handle the particular requirements of the Alliant program.

    WAREHOUSING AND DISTRIBUTION. For Sam's activity, produce is delivered to the Company's six regional distribution centers. Each distribution center employs approximately 35 - 50 people, most of whom are involved in receiving and shipping, as well as driving the Company's transportation fleet. The distribution centers are designed for high volume receiving, cold storage, sorting and shipping, and are located to allow the Company to distribute perishable products by truck to Sam's throughout the respective regional geographical area.

    Fresh America's products are delivered from its distribution centers to customers using Fresh America's fleet of 32 leased tractors and refrigerated trailers, as well as third party trucking companies. Deliveries from the Company's Dallas and Houston distribution centers are made primarily with the Company's own trucks, while the Atlanta, Chicago, Cincinnati, Richmond and Wilkes-Barre centers rely primarily on dedicated third party carriers.

    For the Company's food service distribution operations in Texas and California that serve primarily restaurants, hotels, schools, hospital and other institutions, the warehouse facilities are generally smaller in scale from those serving Sam's, but have the same capabilities. Staffing is substantially lower on average in the shipping and receiving areas while drivers are more numerous to handle the much larger number of customers and relative deliveries made. Deliveries from these facilities to their respective customers are made by fleets of refrigerated bobtail trucks leased and/or owned by the Company.

    VALUE-ADDED CAPABILITIES.The Company performs certain value added functions at many of its locations, including the assembly and preparation of fruit baskets and party trays of pre-cut vegetables arranged around a vegetable dip. In early 1997, the Company extended its value added capabilities through the purchase of a facility in Richmond, Indiana and the acquisition of OMT. The Richmond facility employs high technology equipment to cut and package fresh vegetables. It also employs ripening, computer sorting and packing equipment for tomatoes. At the OMT facility, tomatoes are ripened, sorted by size and quality, then are repackaged and distributed to customers.

    MERCHANDISING AND MARKETING. The Company attempts to maximize sales under the Agreement through developing and coordinating with Sam's special promotions in the clubs. Further, the Company and its wholly-owned produce distribution subsidiaries are developing regional and nationwide programs designed to service the produce requirements of regional and national restaurant, hotel, hospital and other chains. Such programs would use the Company's existing facilities.

    QUALITY CONTROL. The Company focuses on quality and freshness at each step of the receipt, processing and distribution process. Because the products delivered by the Company are perishable, proper handling, including maintenance of constant temperature and humidity, is critical to the control of product spoilage. Equally important is the Company's ability to accurately order the correct quantity of each product to meet the demands of its customers. Although the nature of the Company's business is such that some amount of its inventory will be lost through spoilage, management attempts to minimize this expense. Produce is transported to and from the Company's operating locations in refrigerated, temperature monitored trucks. When produce is to be received, the Company's personnel inspect the products to ensure that quality specifications have been satisfied. Accepted items are immediately stored in product specific, temperature controlled environments. Purchased product typically spends no more than three days in the Company's facilities before delivery to a specific customer.

    PERSONNEL. Fresh America refers to its employees as "associates" and attempts to maintain a team spirit among all of its associates. Management believes that the Company's relations with its associates are good. None of the Company's associates are represented by a labor union with the exception of a nominal amount of drivers in a certain region. As of March 1, 1997, the Company employed a total of approximately 462 full-time associates and 14 part-time associates, including approximately 43 corporate associates and 433 regional associates.

    COMPETITION. The Company operates in highly competitive markets, and its success will be largely dependent on its ability to provide quality products at the lowest possible prices. The Company competes with food service companies, produce distribution companies and wholesale food distribution companies, some of which have substantially greater financial resources than the Company.

SAM'S CLUB

    Sam's Club is a division of Wal-Mart Stores, Inc., which is the nation's largest retailer. Sam's Clubs generally range in size between 90,000 and 120,000 square feet of building space and offer bulk displays of name brand hard good merchandise, selected soft goods and institutional size grocery items, as well as produce and other perishable items. Sam's Clubs also generally offer jewelry, sporting goods, toys, tires, electronics, appliances, tools, office supplies, books and other items. Sam's Clubs are membership-only operations.

    The produce departments located within Sam's Clubs are adjacent to the other food items offered by Sam's. Most of the clubs have been upgraded by Sam's to include expanded departments, which offer a larger selection of products, as well as meat and bakery departments.

    PRODUCTS. To serve the needs of Sam's Club, the Company provides approximately 60 items in three product categories - fresh produce, refrigerated pre-packed produce and processed foods. Consistent with the overall approach of Sam's membership warehouse clubs, Sam's offers a relatively limited selection of high volume items that are packed in bulk or institutional quantities. Management believes that Sam's produce departments offer approximately one-third as many different products as a typical retail grocery store, but that the products offered by Sam's would account for more than two-thirds of such a grocery store's produce department sales. Sam's Club produce is displayed in coolers and open bins appropriate for the warehouse club atmosphere.

    Sam's fresh produce includes staple items such as apples, lemons, bananas, oranges, grapefruit, onions, tomatoes, potatoes and garlic, and seasonal items such as strawberries, blueberries, cherries, grapes, peaches, plums, avocados and watermelons. Refrigerated pre-packed produce includes chopped lettuce and pre-sliced fruits and vegetables, including party trays of fresh, pre-cut vegetables arranged around a vegetable dip. Processed foods include prepackaged salads, prepared salads and a limited selection of salad dressings.

    CUSTOMERS. Sam's Club customers include individuals purchasing for their own use and small businesses, such as restaurants and catering firms, and governmental institutions such as prisons and schools. For these customers, the primary alternatives to Sam's Club produce departments are traditional retail grocery stores. For the restaurants, catering firms and other businesses that purchase produce in Sam's Clubs, the primary alternatives are grocery stores, farmers markets and wholesale food distribution companies.

    COMPETITION. Within the Sam's Club system, the Company competes for expansion opportunities with other companies that distribute to Sam's in other geographic regions. Following the initial term of the Agreement, Sam's might decide to allow a competing company to distribute, or might distribute itself, any or all of the produce departments currently being serviced by the Company.

RELATIONSHIP WITH SAM'S

    Fresh America's relationship with Sam's is governed by the terms and conditions of the Agreement between Sam's and the Company. The Agreement, which became effective December 1, 1995, has a term of five years ending on December 1, 2000. The Agreement gives Fresh America the exclusive right to distribute fresh fruit and vegetables, refrigerated pre-packed produce and produce-related refrigerated processed foods to Sam's Clubs located within the area currently served by the Company's regional distribution centers. Sam's is not required to purchase any particular quantity of produce under the Agreement. The Company electronically invoices Sam's Club based on deliveries to each club and payment is due from Sam's Club 19 days after receipt of invoice.

    The Agreement may be terminated for cause if the Company commits a material breach under the Agreement or there are material documented problems with the distribution of products by the Company (after notice from Sam's and a 30 day opportunity to cure), if the Company loses its permit to operate under the Perishable Agricultural Commodities Act, or if the Company becomes bankrupt or insolvent or fails to pay its suppliers. Further, upon 120 days notice, Sam's may terminate the Agreement with respect to no more than 40 clubs per year within the Company's exclusive territory if a Wal-Mart or Sam's Club distribution center that is opened to service Wal-Mart Supercenters and/or Sam's Club elects to distribute produce to such clubs and is capable of doing so in the ordinary course of its business. During the third, fourth and fifth years of the term, the limit of 40 clubs per year will apply on a cumulative basis. Management believes that the Company is in compliance with all of the terms of the Agreement. The Agreement is generally not assignable by the Company without the consent of Sam's Club.

    In February 1997, Sam's advised the Company that as a result of the opening of its new Wal-Mart Supercenter Distribution Center in Winterhaven, Florida, it elected to exercise the existing option under the Agreement to distribute produce directly with respect to 40 clubs from such new location. It is expected that this transition will occur in late March or April 1997. The Company believes that this event will not have a material adverse effect on its financial condition.

ITEM 2.  PROPERTIES.

    The Company's headquarters and executive offices occupy 5,200 square feet of leased space in an office building in Dallas, Texas. Its administrative and accounting office and Houston distribution center is located in a building of approximately 50,000 square feet owned by the Company on a 5.25 acre tract of land in Houston, Texas.

    The Company leases its five remaining regional distribution centers, which are located in Dallas, Texas; Atlanta, Georgia; Chicago, Illinois; Cincinnati, Ohio; and Wilkes-Barre, Pennsylvania. The Dallas distribution center occupies approximately 105,000 square feet and is leased under a five year lease ending in March 2001. The Atlanta distribution center occupies approximately 64,000 square feet and is leased under a seven year lease ending in March 2001. The Chicago distribution center occupies approximately 73,000 square feet and is leased under a ten year lease ending in December 2005. The Cincinnati distribution center occupies approximately 47,000 square feet and is leased under a ten year lease ending in December 2005. The Wilkes-Barre distribution center occupies approximately 50,000 square feet and is leased under a seven year lease ending in November 1999.

    The Company's wholly-owned subsidiary, Lone Star Produce, is based in Austin, Texas in a building of approximately 12,500 square feet owned by Lone Star Produce on a 1.96 acre tract of land. Lone Star Produce also operates a small processing facility in Austin, Texas occupying approximately 6,400 square feet under a three year lease ending in April 1997.

    Produce Plus, a wholly-owned subsidiary based in Houston, Texas currently leases approximately 30,000 square feet on a month-to-month basis. The Company intends to relocate Produce Plus to a new facility in Houston as soon as it is practical.

    CPT, a wholly owned subsidiary, has facilities in Los Angeles and San Francisco, California. The Los Angeles operation occupies approximately 10,000 square feet and is leased on a month-to-month basis. The lease is currently being renegotiated. The San Francisco operation occupies approximately 14,000 square feet under a six-year lease that expires March 2003.

    The Richmond, Indiana processing plant and distribution facility sits on an approximate 10 acre tract acquired with the plant that has a total of approximately 37,000 square feet.

    OMT, a wholly owned subsidiary located in Houston, Texas, occupies approximately 13,500 square feet under a lease that expires in January 1998.

    Management believes that its existing facilities are adequate for the Company's present level of operations and will be capable of accommodating the Company's anticipated internal growth within its existing geographic territories. Expansion into a new geographic territory would require the Company to open one or more additional operating facilities.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is party to, from time to time, various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of any pending matters should not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol FRES. As of March 26, 1997, the Company had 68 holders of record for its common stock. The Company estimates that there were in excess of one thousand beneficial owners of its common stock as of that date. The high and low sales prices for the common stock on the Nasdaq National Market for each quarter of fiscal 1995 and 1996 are shown below:

                           COMMON STOCK PRICE RANGE

                                            High                   Low
                                            ----------       -------------
    1995
           First Quarter                      7 7/8              4 3/16
           Second Quarter                     6 5/8              4 3/8
           Third Quarter                      8 3/4              4 7/8
           Fourth Quarter                     9 3/4              7 7/16
    1996
           First Quarter                     15                  9 1/2
           Second Quarter                    16 3/8             12 3/4
           Third Quarter                     21                 10 1/2
           Fourth Quarter                    22 3/4             16

    The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any earnings to support operations and to finance expansion, and therefore, does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, capital requirements, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. In addition, the Company's revolving credit facility prohibits the payment of cash dividends by the Company.

RECENT SALES OF UNREGISTERED SECURITIES

    On November 4, 1996, the Company acquired substantially all of the business and net operating assets of Produce Plus, Inc. ("Produce Plus"), a privately owned specialty food service distribution company based in Houston, Texas. Consideration for the net assets received consisted of $829,000 in cash, 14,118 shares of Company stock valued at $18.88 per share and a contingent convertible promissory note to be valued at an amount no greater than $600,000, such future value being determined by certain agreed upon levels of pretax earnings of Produce Plus for the two years ended January 1, 1999. Seventy-five percent of the value, if any, of such note may be paid (at Produce Plus' option) in the form of Company stock at $21.25 per share. The Company issued the Common Stock and the note in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

    On November 6, 1996, the Company acquired a minority interest in convertible preferred stock in Henri Morris & Associates, Inc. ("Henri Morris") and an option to purchase Henri Morris common stock in exchange for a cash payment of $250,000. In connection with its investment in Henri Morris, the Company issued to the majority owner of Henri Morris a warrant to purchase 5,000 restricted shares of the Company's Common Stock at a price of $19.75 per share. See Notes to the Company's Consolidated Financial Statements. The Company issued the warrant in reliance on the exemption provided in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

    The following selected consolidated financial and operating data should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data contained herein. The statement of operations and balance sheet data for each of the five fiscal years ended January 3, 1997 are derived from the audited financial statements of the Company.

                                                    FISCAL YEAR ENDED (1)
                                      ---------------------------------------------------------
                                      JAN. 3,     JAN. 2,    JAN. 1,      JAN. 5,    JAN. 3,
                                        1993        1994       1995         1996       1997
                                      ---------------------------------------------------------
                                               (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales                             $  63,909    $ 89,433   $ 115,927   $ 124,837   $ 239,177
Cost of goods sold, excluding
depreciation and

     amortization                        52,142     73,655      95,366     103,118     215,927
                                      ----------  ---------  ----------   ---------  ----------
Gross profit                             11,767     15,778      20,561      21,719      23,250
Selling, general and administrative      11,843     14,361      17,645      18,711      17,254
                                      ----------  ---------  ----------   ---------  ----------
Operating income (loss)                     (76)     1,417       2,916       3,008       5,996
Other income (expense)(2)                (1,092)      (166)        282         427         361
                                      ----------  ---------  ----------   ---------  ----------
Income (loss) before taxes               (1,168)     1,251       3,198       3,435       6,357
Provision for income taxes                    -        200       1,125       1,135       2,314
                                      ----------  ---------  ----------   ---------  ----------
Net income (loss)                      $ (1,168)   $ 1,051    $  2,073    $  2,300   $   4,043
                                      ==========  =========  ==========   =========  ==========

Earnings per share                                           $    0.65    $   0.63  $     1.05
                                                             ==========   ========= ===========
Pro forma earnings per share (3)                  $   0.43
                                                  =========

                                       ------------------------------------------------------
                                       JAN. 3,     JAN.       JAN. 1,     JAN.      JAN. 3,
                                         1993      2, 1994      1995      5, 1996     1997
                                       ------------------------------------------------------
BALANCE SHEET DATA:                                       (in thousands)

Working capital (deficit)             $  (1,812)  $   (756)   $ 10,661    $ 11,490  $ 14,171
Property, plant and equipment, net        2,459      2,379       3,385      4,795      5,920

Total assets                              8,091      9,336      22,958     29,832     35,207
Long-term debt and capital leases,
     less current portion                 1,260      1,150         213        610        547
Convertible preferred stock               2,500      2,500           -          -

Shareholders' equity (deficit)           (2,842)    (1,700)     14,195     16,497     21,252

(1) Fiscal years 1992-1994, the Company's fiscal year was a 52 or 53 week period ending on the first Sunday in January. Beginning with fiscal 1995 the Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January. Consequently, 1995 is a 52 week and 5 day period.
(2) Other income (expense) for fiscal 1992 includes a loss of $875,397 relating to settlement of a lawsuit.
(3) Due to the significant change in capitalization on and prior to closing of the Company's initial public offering (see Note 4 of Notes to Consolidated Financial Statements), historical earnings per share have not been presented for fiscal 1992 and 1993. Pro forma earnings per share for fiscal 1993 have been calculated as if all dilutive securities (including options and warrants) were converted to common stock (subject to the use of the treasury stock method) at January 4, 1993. For purposes of this pro forma presentation, it was assumed that the Common Stock had a fair value of $9.00 per share, its initial public offering price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the components of the consolidated statements of operations as a percentage of net sales.

                                                      Fiscal Year Ended
                                               --------------------------------
                                               January     January     January
                                               1, 1995     5, 1996     3, 1997
                                               --------    --------    --------
Net sales ..................................      100.0%      100.0%      100.0%
Cost of goods sold .........................       82.3        82.6        90.3
                                               --------    --------    --------
Gross profit ...............................       17.7        17.4         9.7
Selling, general and
   administrative expenses .................       15.2        15.0         7.2
                                               --------    --------    --------
Operating income ...........................        2.5         2.4         2.5
Other income (expense) .....................        0.3         0.4         0.2
                                               --------    --------    --------
Income before taxes ........................        2.8         2.8         2.7
Provision for income taxes .................        1.0         1.0         1.0
                                               ========    ========    ========
Net income .................................        1.8%        1.8%        1.7%
                                               ========    ========    ========

GENERAL

    As discussed in Item 1 - Business, the Agreement with Sam's resulted in a revised revenue and cost structure for the Company which is not directly comparable with periods prior to November 1995. The following discussion identifies the major categories of costs which are affected by the transition to the current Agreement.

     Prior to fiscal 1995, the Company's fiscal year was a 52 or 53 week period ending on the first Sunday in January. Commencing with fiscal 1995, the Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January. Consequently, fiscal 1995 is a 52 week and five day period ended January 5, 1996 as a result of this change. The fiscal years ended January 3, 1997 and January 1, 1995 are 52 week periods.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

    NET SALES. Net sales increased $114.3 million, or 91.6%, from $124.8 million in fiscal 1995 to $239.2 million in fiscal 1996. The increase in net sales was the result of several factors, including (a) the expansion of the Company's operating territory under the Agreement and the resulting addition of 184 Sam's clubs within the Company's operating territory subsequent to November of 1995
(b) the acquisitions of Lone Star Produce and Produce Plus and (c) the commencement of contracts with Alliant and Dole in January 1996. These increases were partially offset by the revised revenue structure under the Agreement and the decrease in the number of operating days in fiscal 1996.

    Under the Agreement, the Company became a wholesale distributor whereas under the previous agreement with Sam's Club, the Company was selling at retail to the Sam's Club members. As a consequence, the 97% increase in the number of Sam's clubs serviced by the Company in fiscal 1996 as compared to fiscal 1995 was the primary contributor to the increase in revenues. The acquisitions of Lone Star Produce in September 1995 and Produce Plus in November of 1996, and additional business opportunities with Alliant Foodservice and Dole Fresh Vegetables, increased revenues by approximately $21.2 million from fiscal 1995 compared to fiscal 1996. Partially offsetting these increases was a decrease in the net sales of approximately $3.9 million attributable to the five less days of operation in fiscal 1996.

    COST OF GOODS SOLD. Cost of goods sold increased by $112.8 million, or 109.4% from $103.1 million in fiscal 1995 to $215.9 million in fiscal 1996, primarily reflecting the increase in net sales and the change in the Company's cost structure under the Agreement. As a percentage of net sales, cost of goods sold increased from 82.6% to 90.3%.

    As mentioned in Item 1 - Business, under the Agreement, Sam's Club takes ownership of the product as it enters the clubs and resells the product to Sam's Club members. Accordingly, Sam's Club has assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the prior license agreement, Fresh America was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. The elimination of these costs and related risks to Fresh America is the principal factor explaining the Company's lower gross profit margins under the Agreement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased by $1.5 million or 7.8% from $18.7 million in fiscal 1995 to $17.3 million in fiscal 1996. As a percentage of net sales, SG&A expenses decreased from 15.0% to 7.2%. The major decline in SG&A expenses was attributable to salaries and related costs, which decreased $3.5 million, or 26.0% from $13.4 million in fiscal 1995 to $9.9 million in fiscal 1996. The decrease in salaries and related costs was directly related to the reduction in labor at the club and club management levels attributable to the Agreement. Under the Agreement, the Company no longer operates the produce departments in the Sam's Clubs and the Company reduced personnel associated with these operations in the fourth quarter of 1995. Offsetting these reductions in SG&A expense was an increase in rent, maintenance and related costs of $1.7 million, or 104.6% from $1.7 million in fiscal 1995 to $3.4 million in fiscal 1996. This increase is primarily attributable to the addition of two new distribution centers in Chicago and Cincinnati which are operating out of leased facilities.

    OPERATING INCOME. As a result of the foregoing factors, operating income increased by $3.0 million from $3.0 million in fiscal 1995 to $6.0 million in fiscal 1996. As a percentage of net sales, operating income increased from 2.4% in fiscal 1995 to 2.5% in fiscal 1996.

    PROVISION FOR INCOME TAXES. In each of the fiscal years 1995 and 1996, the provisions for income taxes reflect the full utilization of $193,000 of the Company's available net operating loss carryforward. At the end of fiscal 1996, the Company had approximately $677,000 of net operating loss carryforward available to reduce future income taxes. However, because an "ownership change" occurred for federal income tax purposes in 1992, the Company may use no more than $193,000 of its net operating loss carryforwards during fiscal 1996 and each year in the future until fully utilized.

    NET INCOME. As a result of the foregoing factors, net income increased by $1.7 million from $2.3 million in fiscal 1995 to $4.0 million in fiscal 1996.

COMPARISON OF FISCAL 1995 TO FISCAL 1994

        NET SALES. Net sales increased by $8.9 million, or 7.7%, from $115.9 million in fiscal 1994 to $124.8 million in fiscal 1995. The increase in net sales is attributable to several factors, including (a) the effect of an additional five days sales in fiscal 1995, (b) the expansion to an additional 179 Sam's Clubs in southern Florida and the central and midwestern United States under the Agreement, (c) other Sam's Club additions during fiscal 1994 and 1995,
(d) gift division sales, and (e) the acquisition of Lone Star Produce. The increase in sales was partially offset by the effect of the new Agreement on the Company's pricing structure and certain club closings by Sam's Club.

    Approximately $1.5 million of the increase in net sales was attributable to the additional five days of operations in fiscal 1995.

    Approximately $3.4 million of the increase is due to the expansion of the Company's territory under the new Agreement. In early November, the Company expanded to 26 Sam's Clubs in southern Florida and on January 2, 1996 the Company expanded to an additional 153 clubs in the central and midwestern United States. An additional $3.4 million of the increase is due to the addition of 38 other Sam's Clubs serviced by the Company since January 2, 1994. Included in the 38 new Sam's Clubs opened since January 2, 1994 are 23 clubs that Fresh America began to operate in January 1994, which were formerly Pace Membership Clubs acquired by Sam's from K-mart Corporation during the fourth quarter of 1993. Offsetting the opening of new clubs, the Company elected to discontinue its service of the Sam's Club in Hawaii in August 1994 and, in December 1994, Sam's closed certain under-performing clubs throughout the country, four of which were in the Company's area of operations. These club closings accounted for a reduction in revenue of approximately $3.3 million.

    The Company estimates that revenues were reduced $1.8 million in 1995 as compared to 1994 as a result of the revenue and cost structure under the new Agreement. Revenues are lower under the Agreement because the Company sells its product directly to Sam's Club (rather than to the Sam's Club member) at prices that reflect the fact that Sam's is now responsible for the costs of product shrink and in-club operations. Consequently, the reduction in revenue is associated with a reduction in cost of goods sold and operating expenses under the new Agreement.

    Approximately $6.0 million of the increase in revenues is attributable to the acquisition of Lone Star Produce in September 1995 and the Company's gift division operations.

    COST OF GOODS SOLD. Cost of goods sold increased by $7.8 million, or 8.1%, from $95.4 million in fiscal 1994 to $103.1 million in fiscal 1995, primarily reflecting the increase in net sales. As a percentage of net sales, cost of goods sold increased from 82.3% to 82.6%. The relationship between cost of goods sold and revenues is affected by the new Agreement as the Company is no longer responsible for product shrink or in-club operations. Therefore, the increase in cost of goods sold as a percentage of net sales is directly impacted by the $1.8 million reduction in revenue attributable to the revenue and cost structure provided for under the new Agreement as described above.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $1.1 million, or 6.0%, from $17.6 million in fiscal 1994 to $18.7 million in fiscal 1995. As a percentage of sales, SG&A expenses decreased from 15.2% in fiscal 1994 to 15.0% in fiscal 1995, in part as a result of efficiencies produced by the higher level of net sales.

    The major portion of SG&A expenses was attributable to salaries and related costs, which increased $0.5 million, or 3.8%, from $12.9 million in fiscal 1994 to $13.4 million in fiscal 1995. The increase is primarily related to the acquisition of Lone Star Produce and the Company's gift division operations. The increase was partially offset by the reduction in personnel associated with in-club operations which occurred as the Company transitioned its operations to the new Agreement. The Company reduced personnel levels from 749, immediately prior to the transition to the new Agreement, to 259 associates as of January 5, 1996.

    Rent, maintenance and related costs increased by 6.9%, from $1.5 million in fiscal 1994 to $1.7 million in fiscal 1995 primarily as a result of the acquisition of Lone Star Produce. Insurance expense increased $0.2 million, or 20.3%, from $0.9 million in fiscal 1994 to $1.1 million in fiscal 1995. The increase is attributable to a $150,000 non-recurring reduction in insurance expense related to settlement of a dispute over Texas worker's compensation insurance premiums recorded in 1994.

    OPERATING INCOME. As a result of the foregoing factors, operating income increased by $0.1 million, from $2.9 million in fiscal 1994 to $3.0 million in fiscal 1995. As a percentage of net sales, operating income decreased from 2.5% in fiscal 1994 to 2.4% in fiscal 1995.

    INTEREST INCOME (EXPENSE). Interest income increased to $454,000 in 1995 from $265,000 in 1994 as a result of investing the unused proceeds from the Company's initial public offering in May 1994. Similarly, interest expense decreased from $170,000 in 1994 to $54,000 in 1995 as a result of the Company retiring substantially all of its debt from the proceeds of the Company's initial public offering.

    PROVISION FOR INCOME TAXES. In both 1994 and 1995, the Company used approximately $193,000 of net operating loss carryforwards to offset income for federal income tax purposes. Utilization of the net operating loss carryforwards and additional tax exempt interest earned in 1995 is the primary reason for the effective tax rates of 35.2% in fiscal 1994 and 33.0% in fiscal 1995. At the end of fiscal 1995, the Company had $0.9 million of net operating loss carryforwards available to reduce future income taxes. However, because an "ownership change" occurred for federal income tax purposes in 1992, the Company may use no more than $193,000 of its net operating loss carryforwards during fiscal 1996 and each year in the future.

    NET INCOME. As a result of the foregoing factors, net income increased by $0.2 million, from $2.1 million in fiscal 1994 to $2.3 million in fiscal 1995. As a percentage of net sales, net income was 1.8% in both fiscal 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $5.7 million for fiscal 1996, as compared to cash used by operations of $8.6 million in fiscal 1995. The difference is primarily due to higher profitability in 1996 and a lower use of cash for working capital. The Company's use of cash for working capital purposes in fiscal 1995 was principally related to the new Agreement with Sam's Club and the transition to the new Agreement. The Company experienced transition delays in billing under the Agreement that resulted in extended receivables from Sam's Club at January 5, 1996. The delays were resolved in late fiscal 1995 and, subsequent to January 5, 1996, the Company has substantially reduced the extended receivables from Sam's Club. Also, affecting cash flow was the change to a payment term of 19 days under the new Agreement compared to seven days under the previous agreement.

    Cash used for investing activities was $2.5 million in 1996 compared to $1.6 million in 1995, an increase of $0.9 million. The increase is due to increased cash used for acquisitions and investments in other companies, and increases in additions to property, plant and equipment arising from equipment and other facility related costs from the addition of two new distribution facilities in Cincinnati and Chicago and expansion of other facilities required to service the Agreement with Sam's.

    At January 3, 1997 the Company had working capital of $14.2 million compared to $11.5 million at January 5, 1996. The Company has a $5.0 million bank revolving line of credit, under which the maximum level of borrowing was $1,000,000 in fiscal 1995 and 1996. As of March 26, 1997, the Company has outstanding borrowing of $2.5 million on its revolving line of credit.

    Management believes that the combination of cash generated from operating activities, availability under the existing bank line of credit and the use of operating leases where appropriate and available is sufficient to meet its operating requirements and normal capital expenditure needs. The Company intends to continue its expansion activities and will require additional capital to meet such requirements. The Company believes that it has access to the capital markets and can obtain additional credit from financial institutions in order to raise the capital necessary to fund such expansion.

QUARTERLY RESULTS AND SEASONALITY

    The Company's business is seasonal, with its greatest quarterly sales volume occurring in the fourth quarter. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lost sales are replaced to some extent by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, pre-packed products, such as vegetable trays, are strongest during the fourth quarter holiday season. Because the Company's results of operations depend significantly on sales generated during the fourth quarter, any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce, harsh weather conditions, or product costs, could have a disproportionate impact on the Company's results of operations for the full year. Under the Agreement, management believes the Company's quarterly net sales will continue to be impacted by a similar pattern of seasonality. The following table sets forth certain quarterly information for the Company's two most recent fiscal years (in thousands):

                                FISCAL 1995(A)                                          FISCAL 1996(B)
             ----------------------------------------------------    ----------------------------------------------------
             FIRST QTR.    SECOND QTR.   THIRD QTR.    FOURTH QTR.   FIRST QTR.    SECOND QTR.   THIRD QTR.    FOURTH QTR.
             ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net sales    $   25,815    $   31,846    $   28,256    $   38,919    $   46,195    $   64,721    $   59,726    $   68,535

Gross
profit ...        4,687         5,937         5,273         5,822         4,238         6,325         5,299         7,388

Gross
margin ...         18.2%         18.6%         18.7%         15.0%          9.2%          9.8%          8.9%         10.8%

Net income   $      182    $      790    $      324    $    1,004    $      348    $    1,407    $      810    $    1,478

------------
(a) The 52 week and five day year is spread 12 weeks and 5 days, 13 weeks, 13 weeks and 14 weeks respectively.
(b) The 52 week year is spread 12, 13, 13 and 14 weeks respectively.

OUTLOOK AND UNCERTAINTIES

    Certain information in this Annual Report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "continue," or the negative thereof, and other variations thereon or comparable terminology. Such statements are subject to inherent risks and uncertainties, including the following risk factors:

    DEPENDENCE ON SAM'S CLUB. Sam's Club is the Company's primary customer and accounted for approximately 99%, 98% and 90% of the Company's sales for fiscal years 1994, 1995 and 1996, respectively. Sam's is not required to purchase any particular quantity of produce from the Company under the Agreement. Any adverse development affecting Sam's or any decision by Sam's to close existing clubs, reduce the number of new clubs that it opens or reduce the number of clubs that offer fresh produce and related products could have a material adverse effect on the Company. The Company's current Agreement with Sam's terminates on December 1, 2000, and may be terminated by Sam's prior to such time under certain circumstances, for example, if the Company commits a material breach under the Agreement or there are material documented problems that continue unresolved with the distribution of products by the Company. Sam's may also further reduce the number of clubs within the Company's territory by forty per year under certain specified circumstances as previously described under ITEM 1 - BUSINESS.

    RISKS ASSOCIATED WITH NEW BUSINESS OPPORTUNITIES. Management of the Company has stated its intention to diversify the Company's customer base through the development of new business opportunities and through selected acquisitions. The pursuit of such opportunities will require a significant investment of funds and management attention by the Company. Any such opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management and unforeseen complications, delays and costs increases. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover.

    ACCESS TO CAPITAL MARKETS. In order to fulfill its intention to diversify its customer base and make selected acquisitions, the Company will need to raise additional capital funds. There can be no assurance that the Company will be able to access the capital markets or obtain credit from financial institutions when such a need arises. Changes in interest rates, market liquidity, stock prices and general market conditions may all affect the Company's ability to raise funds.

    VOLATILITY OF PRICES AND QUALITY. Prices of high quality fresh produce are extremely volatile based on available supply, which can be significantly affected by factors such as weather, disease and level of agricultural production. Both sales and profitability could be negatively affected during periods of exceptionally high, low or volatile prices.

    COMPETITION. The Company operates in highly competitive markets, and its success will be largely dependent on its ability to provide quality products at the lowest possible prices. The Company competes with food service companies, produce distribution companies and wholesale food distribution companies, some of which have substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully with current or future competitors.

    DEPENDENCE ON KEY PERSONNEL. The future success of the Company will depend to a significant extent on the efforts and abilities of its senior management. The loss of the services of one or more of the Company's senior management personnel could have a material adverse effect on the Company.

    SEASONALITY. The Company's business is seasonal, with its highest sales and net income historically occurring during the fourth quarter. Any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce or harsh weather conditions, could have a disproportionate impact on the Company's results of operations for the full year.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                       Page
                                                                      ------
       Independent Auditors' Report .................................   F-1
       Consolidated Balance Sheets as of the last day of fiscal years
          1995 and 1996 .............................................   F-2
       Consolidated Statements of Operations for fiscal years 1994,
          1995 and 1996 .............................................   F-3
       Consolidated Statements of Shareholders' Equity for fiscal
          years 1994, 1995 and 1996 .................................   F-4
       Consolidated Statements of Cash Flows for fiscal years 1994,
          1995 and 1996 .............................................   F-5
       Notes to Consolidated Financial Statements ...................   F-6

Financial Statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.

    None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to the directors and executive officers of the Company is set forth under the caption "Executive Officers and Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders tentatively scheduled for June 19, 1997 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information relating to executive compensation is set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information relating to ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information relating to certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K.

A.  Documents filed as a part of this report.

    1.  Financial Statements

    2.  Financial Statement Schedules - None.

    3.  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

B.  Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of 1996, which ended on January 3, 1997.

                                  EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------
 3.1 Restated Articles of Incorporation of Fresh America (Incorporated by reference exhibit 3.1 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

 3.2 Restated Bylaws of Fresh America Corp. (Incorporated by reference to exhibit 3.2 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

*4.1 Specimen of Common Stock Certificate. (Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.1

        Amended License Agreement between the Company and Sam's Wholesale Club, dated November 23, 1992 (Incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.3 Fresh America Corp. 1993 Stock Option Award Plan (Incorporated by reference to exhibit 10.3 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.4 Form of Option Agreement entered into pursuant to the Stock Option Plan (Incorporated by reference to exhibit 10.4 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.6 Lease between the Company and Gwinnett 316 Associates, dated as of December 22, 1993 (Incorporated by reference to exhibit 10.6 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.7 Agreement Regarding Tenant Improvements between the Company and Gwinnett 316 Associates, dated as of December 22, 1993 (Incorporated by reference to exhibit 10.7 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.8 Lease between the Company and The Trustees of the Estate of James Campbell, dated as of March 17, 1991 (Incorporated by reference to exhibit 10.8 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.9 Industrial Lease Agreement between the Company and Keyco Distributors, Inc., dated as of December 1, 1992 (Incorporated by reference to exhibit
        10.9 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.10 Warranty Deed between the Company and Thomas M. Hubbard dated as of April 8, 1992 (Incorporated by reference to exhibit 10.10 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

Exhibit
Number                                      Description
------                                      -----------
10.11 Agreement, dated as of August 28, 1995 between Sam's Club, a division of Wal-Mart Stores, Inc. And Fresh America Corp. (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 29, 1995).

10.12 Purchase Agreement, dated as of September 8, 1995, among Lone Star Produce Acquisition Corp., Fresh America Corp., Lone Star Produce Inc., and William P. Boone (Incorporated by reference to exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended September 29, 1995).

10.13 Form of Agreement dated as of April 30, 1995 between Fresh America Corp. and David I. Sheinfeld, Steve R. Grinstead and Marc K. Rieke (Incorporated by reference to exhibit 10.3 to the Company's Report on Form 10-Q for the quarterly period ended September 29, 1995).

10.14 Industrial Lease Agreement between the Company and Industrial Developments International, Inc., dated as of November 15, 1995 (Incorporated by reference to exhibit 10.14 to the Company's Form 10-K for the fiscal year ended January 5, 1996).

10.15 Industrial Lease Agreement between the Company and Industrial Developments International, Inc., dated as of December 27, 1995 (Incorporated by reference to exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 5, 1996).

10.16 Credit Agreement between the Company and NationsBank, dated as of July 1, 1996 (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 28, 1996).

10.17 Extension and Modification of Lease between the Estate of James Campbell and the Company (Incorporated by reference to exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 28, 1996).

10.16 Fresh America Corp. 1996 Stock Option Award Plan (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 27, 1996).

11.1    Statement Regarding Computation of Per Share Earnings.

21.1    List of Subsidiary Corporations.
----------
* Pursuant to Item 601(b)(4)(iii), the Company has not filed as exhibits instruments defining the rights of holders of long-term debt where the total amount of the securities authorized thereunder do not exceed 10% of the Company's and its subsidiaries' total assets on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FRESH AMERICA CORP.
                                                     (Registrant)

Date:  March 26, 1997                             By /s/  DAVID I. SHEINFELD
                                                  Chairman and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ STEVE R. GRINSTEAD                                  Date:    MARCH 26, 1997
Steve R. Grinstead
President, Chief Operating Officer and Director

/s/ THOMAS M. HUBBARD                                   Date:    MARCH 26, 1997
Thomas M. Hubbard
Director

/s/ SHELDON I. STEIN                                    Date:    MARCH 26., 1997
Sheldon I. Stein
Director

/s/ COLON WASHBURN                                      Date:    MARCH 31, 1997
Colon Washburn, Director

/s/ ROBERT C. KIEHNLE                                   Date:    MARCH 26, 1997
Robert C. Kiehnle
Executive Vice President and Chief Financial
Officer

/s/ ROGER S. HUNTINGTON                                 Date:    MARCH 26, 1997
Principal Accounting Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Fresh America Corp.:


We have audited the accompanying consolidated balance sheets of Fresh America Corp. and subsidiaries as of January 3, 1997 and January 5, 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 3, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh America Corp. and subsidiaries as of January 3, 1997 and January 5, 1996, and the results of their operations and their cash flows for each of the years in the three year-period ended January 3, 1997, in conformity with generally accepted accounting principles.

                                                   KPMG Peat Marwick LLP

Houston, Texas
March 13, 1997

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               JANUARY   JANUARY
                                                               5, 1996   3, 1997
                                                               -------   -------
ASSETS
Current Assets:
    Cash and cash equivalents ................................ $ 1,851   $ 4,297
    Receivables:
       Trade accounts receivable .............................  19,675    20,912
       Other .................................................      67        39
                                                               -------   -------
          Total receivables ..................................  19,742    20,951
                                                               -------   -------
    Inventories:
       Produce ...............................................   1,746     1,680
       Supplies ..............................................     212       260
                                                               -------   -------
          Total inventories ..................................   1,958     1,940
                                                               -------   -------
    Prepaid expenses .........................................     664       391
                                                               -------   -------
          Total current assets ...............................  24,215    27,579
                                                               -------   -------

Property, plant and equipment, net ...........................   4,795     5,920
Notes receivable from shareholders ...........................     125       155
Other assets, net of amortization of $24 and $66,
respectively .................................................     697     1,553
                                                               -------   -------
                                                               $29,832   $35,207
                                                               =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable ............................................ $ 1,000   $  --
    Current portion of long-term debt and capital leases .....      91       105
    Accounts payable .........................................  10,573    11,598
    Accrued salaries and wages ...............................     395       311
    Other accrued expenses ...................................     542     1,039
    Taxes payable ............................................     124       355
                                                               -------   -------
              Total current liabilities ......................  12,725    13,408
                                                               -------   -------
Long-term debt and capital leases, less current portion ......     610       547
                                                               -------   -------
Shareholders' Equity:
    Common stock $.01 par value. Authorized 10,000,000 shares:
              issued 3,518,585 and 3,711,795 respectively ....      35        37
    Additional paid-in capital ...............................  13,983    14,693
    Retained earnings ........................................   2,479     6,522
                                                               -------   -------
              Total shareholders' equity .....................  16,497    21,252
                                                               -------   -------
Commitments and contingencies
                                                               -------   -------
                                                               $29,832   $35,207
                                                               =======   =======

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                                         FISCAL YEAR ENDED
                                                -----------------------------------
                                                JANUARY 1,   JANUARY 5,   JANUARY 3,
                                                  1995         1996         1997
                                                ---------    ---------    ---------
Net sales ...................................   $ 115,927    $ 124,837    $ 239,177
Cost of goods sold, excluding
    depreciation and amortization ...........      95,366      103,118      215,927
                                                ---------    ---------    ---------
              Gross profit ..................      20,561       21,719       23,250
                                                ---------    ---------    ---------
Selling, general and administrative expenses:
    Salaries and related costs ..............      12,918       13,404        9,913
    Rent, maintenance and related costs .....       1,547        1,654        3,384
    Insurance expense .......................         931        1,120          845
    Automobile, travel and related
costs .......................................         676          728          547
    Communication expense ...................         571          510          518
    Depreciation and amortization ...........         492          675        1,332
    Other ...................................         510          620          715
                                                ---------    ---------    ---------
                                                   17,645       18,711       17,254
                                                ---------    ---------    ---------
              Operating income ..............       2,916        3,008        5,996
                                                ---------    ---------    ---------
Other income (expense):
    Interest expense ........................        (170)         (54)         (89)
    Interest income .........................         265          454          265
    Other, net ..............................         187           27          185
                                                ---------    ---------    ---------
                                                      282          427          361
                                                ---------    ---------    ---------

Income before income taxes ..................       3,198        3,435        6,357
Provision for income taxes ..................       1,125        1,135        2,314
                                                ---------    ---------    ---------
              Net income ....................   $   2,073    $   2,300    $   4,043
                                                =========    =========    =========
Earnings per share ..........................   $    0.65    $    0.63    $    1.05
                                                =========    =========    =========
Weighted average common and common
     equivalent shares outstanding ..........       3,167        3,670        3,863
                                                =========    =========    =========

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             RETAINED          TOTAL
                                             ADDITIONAL      EARNINGS      SHAREHOLDERS'
                                  COMMON      PAID-IN      (ACCUMULATED       EQUITY
                                   STOCK      CAPITAL        DEFICIT)        (DEFICIT)
                                  --------   ----------    ------------    -------------
Balances at January 2, 1994 ...   $     11   $      184    $     (1,894)   $      (1,699)
Issuance of 15,000 shares of
    Series B preferred stock ..       --            (90)           --                (90)
Conversion of Series A and
    Series B preferred stock ..         11        3,989            --              4,000
Exercise of employee stock
    options ...................       --             10            --                 10
Dividends on preferred stock ..       --           (112)           --               (112)
Issuance of 1,250,000 shares of
     common stock, net of
offering costs ................         13       10,000            --             10,013
Net income ....................       --           --             2,073            2,073
                                  --------   ----------    ------------    -------------
Balances at January 1, 1995 ...         35       13,981             179           14,195
Exercise of employee stock
     options ..................       --              2            --                  2
Net income ....................       --           --             2,300            2,300
                                  --------   ----------    ------------    -------------
Balances at January 5, 1996 ...         35       13,983           2,479           16,497
Exercise of warrants ..........          1         --              --                  1
Acquisitions ..................       --            266            --                266
Exercise of employee stock
     options ..................          1          444            --                445
Net income ....................       --           --             4,043            4,043
                                  ========   ==========    ============    =============
Balances at January 3, 1997 ...   $     37   $   14,693    $      6,522    $      21,252
                                  ========   ==========    ============    =============

               The notes to consolidated financial statements are
                     an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FISCAL YEAR ENDED
                                                                      -------------------------------
                                                                      JANUARY     JANUARY     JANUARY
                                                                      1, 1995     5, 1996     3, 1997
                                                                      --------    --------    -------
Cash flows from operating activities:
      Net income ..................................................   $  2,073    $  2,300    $ 4,043
      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization ...........................        492         675      1,332
          Loss on disposal of equipment ...........................       --            90         19
          Other ...................................................       --          --           22
          Change in assets and liabilities:
               Increase in accounts receivable ....................     (2,522)    (14,707)      (369)
               (Increase) decrease in inventories .................       (531)      1,268        134
               (Increase) decrease in prepaid expenses ............        283        (555)       (43)
               Increase in other assets ...........................        (46)        (42)      (444)
               Increase in accounts payable .......................      1,485       2,765        318
               Increase (decrease) in accrued expenses and
                    other current liabilities .....................        177        (354)       639
                                                                      --------    --------    -------
                    Total adjustments .............................       (662)    (10,860)     1,608
                                                                      --------    --------    -------
          Net cash provided by (used in) operating activities .....      1,411      (8,560)     5,651
                                                                      --------    --------    -------
Cash flows from investing activities:
      Additions to property, plant and equipment, net .............     (1,362)     (1,276)    (1,728)
      Cost of acquisition, exclusive of cash acquired .............       --          (498)      (829)
      Proceeds from sale of equipment .............................       --           141         17
                                                                      --------    --------    -------
          Net cash used in investing activities ...................     (1,362)     (1,633)    (2,540)
                                                                      --------    --------    -------
Cash flows from financing activities:
      Payments of notes payable, net of proceeds ..................       (300)       --       (1,000)
      Payments of long-term debt and capital leases ...............     (1,535)       (500)       (80)
      Additions to notes payable, long-term debt and capital leases        400       1,000       --
      Notes receivable from shareholders ..........................       (125)       --          (30)
      Dividends paid on preferred stock ...........................       (112)       --         --
      Net proceeds from exercise of employee stock options ........         10           2        445
      Net proceeds from private preferred stock placement .........      1,410        --         --
      Net proceeds from sale of common stock ......................     10,013        --         --
                                                                      --------    --------    -------
          Net cash provided by (used in) financing activities .....      9,761         502       (665)
                                                                      --------    --------    -------
          Net increase (decrease) in cash and cash equivalents ....      9,810      (9,691)     2,446
Cash and cash equivalents at beginning of year ....................      1,732      11,542      1,851
                                                                      ========    ========    =======
Cash and cash equivalents at end of year ..........................   $ 11,542    $  1,851    $ 4,297
                                                                      ========    ========    =======
Supplemental disclosures of cash flow information:
      Cash  paid for interest .....................................   $    170    $     54    $    58
      Cash  paid for income taxes .................................   $    853    $  1,483    $ 2,233

               The notes to consolidated financial statements are
                     an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

    Fresh America Corp. was incorporated in Texas in May 1989. Prior to November 1995, Fresh America Corp. was a licensee under contract with Sam's Club ("Sam's" or "Sam's Club"), a division of Wal-Mart Stores, Inc., to operate fresh produce departments in certain Sam's clubs. Under the terms of a five-year distribution agreement (the "Agreement") with Sam's effective December 1, 1995, Fresh America Corp. discontinued its service of operating the fresh produce department in certain Sam's clubs and became a distributor of fresh produce and related products primarily to Sam's (see Note 2).

    The following are the significant accounting policies followed by Fresh America Corp. and subsidiaries (the "Company") in the preparation of the consolidated financial statements.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Fresh America Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    FISCAL YEAR - Prior to fiscal 1995, the Company's fiscal year was a 52 or 53 week period ending on the first Sunday in January. Commencing with fiscal 1995, the Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January. Consequently, fiscal 1995 is a 52 week and five day period ended January 5, 1996 as a result of this change. The fiscal year ended January 3, 1997 was a 52 week period.

    CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid cash or equivalent assets with original maturities of less than three months to be cash and cash equivalents.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates of financial instruments are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying value of its current assets and current liabilities approximate the fair value of such items.

    INVENTORIES - Inventories are stated at the lower of cost or market on a first-in, first-out basis.

    PROPERTY, PLANT, AND EQUIPMENT - Depreciation on plant and equipment is calculated on the straight line method over the estimated useful lives of the assets (from 5 to 40 years). Plant and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

    IMPAIRMENT OF LONG-LIVED ASSETS. Effective January 6, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, in the event that facts and circumstances indicate that long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

    REVENUE RECOGNITION - Prior to November 1995, and under its license agreement with Sam's, the Company retained ownership of all fresh produce and related products until it passed through Sam's point-of-sale registers at which time revenue was recognized. During November 1995, the Company commenced operations under its current Agreement with Sam's and, as a consequence, recognizes revenue upon delivery of product. For all other customers, revenue is recognized at such time the product has been delivered or the service has been rendered.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

    START-UP COSTS - Under the license agreement, the Company capitalized certain costs associated with the start-up of new Sam's Clubs and the expansion of certain Sam's Clubs. In addition, the Company capitalizes certain costs associated with the start-up of new distribution centers. The remaining unamortized portion of such costs totaled $240,000 and $30,000, at January 5, 1996 and January 3, 1997, respectively. Such costs are generally amortized over one year.

    INCOME TAXES - Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and for operating loss and tax credit carryforwards, at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 8 - Income Taxes for additional information .

    EARNINGS PER SHARE - Earnings per share have been calculated based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of stock options and warrants are included in the computation of weighted average shares when their effect is dilutive. Earnings per share are presented on a fully diluted basis.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

    In August 1995, the Company entered into a five-year distribution Agreement with Sam's Club. This Agreement, which began on December 1, 1995, replaced the Company's previously existing license agreement with Sam's Club which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by Fresh America. As a result of this expansion, the Company commenced operations from two new distribution centers in Chicago, Illinois and Cincinnati, Ohio on January 2, 1996. The Company and Sam's mutually agreed to begin the transition to the new Agreement during November 1995. Expansion under the Agreement was effected on January 2, 1996. Sam's clubs serviced increased from 190 clubs before expansion to 375 clubs as of January 3, 1997.

    The Agreement gives Sam's ownership of the product as it enters the clubs and complete operational authority within the produce departments of each club. Accordingly, Sam's assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the Agreement, the Company invoices Sam's for product delivered to the clubs in accordance with purchase orders issued by Sam's. The Agreement also provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by forty per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any. See Note 13 for additional information.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

    Sam's Club is the Company's primary customer, and accounted for approximately 99%, 98% and 90% of the Company's sales for the three fiscal years ended January 3, 1997, respectively. Receivables from Sam's, included in trade accounts receivable, as of January 5, 1996 and January 3, 1997 totaled $19,514,000 and $15,584,000, respectively.

NOTE 3.  ACQUISITIONS AND INVESTMENTS.

    On September 8, 1995, the Company acquired substantially all of the business and assets of Lone Star Produce, Inc. ("Lone Star Produce"), a privately-owned food service distribution company based in Austin, Texas. As consideration for the assets received, the Company paid $498,000 in cash, assumed liabilities of approximately $1,566,000 and issued a convertible promissory note. The principal of the convertible promissory note will be established as 2.5 times fiscal 1997 net income of Lone Star Produce adjusted for certain items defined in the acquisition agreement. Further, the convertible promissory note will be convertible into the Company's common stock at the rate of $6.49 per share up to a principal balance of $500,000 and at the rate of the average closing price of the Company's common stock for the last quarter of calendar 1997. If the convertible promissory note is not converted into the Company's common stock by March 31, 1998, the established principal will bear interest from March 31, 1998 at the rate of 10% per annum and will be due together with accrued interest on December 31, 1999.

    On November 4, 1996, the Company acquired substantially all of the business and net operating assets of Produce Plus, Inc. ("Produce Plus"), a privately owned specialty food service distribution company based in Houston, Texas. Consideration for the net assets received consisted of $829,000 in cash, 14,118 shares of Company stock valued at $18.88 per share and a contingent convertible promissory note to be valued at an amount no greater than $600,000, such future value being determined by certain agreed upon levels of pretax earnings of Produce Plus for the two years ended January 1, 1999. Seventy-five percent of the value, if any, of such note may be paid (at Produce Plus' option) in the form of Company stock at $21.25 per share.

    These acquisitions were each accounted for as purchase transactions and accordingly, have been included in the Company's consolidated results since their respective dates of acquisition. The purchase price recorded to date in each of these transactions exceeded the fair market value of the assets acquired; hence total goodwill of $547,000 and $1,074,000 is included in the consolidated balance sheet at January 5, 1996 and January 3, 1997, respectively, less the amortization of such goodwill over a 15 year period.

    The pro forma effect of these acquisitions, as if they were acquired on January 1, 1995, has not been presented as neither transaction is considered material to the consolidated results for either of those two years.

    On November 6, 1996, the Company invested $250,000 in convertible preferred stock, thus acquiring a minority interest in Henri Morris & Associates, Inc. a privately-owned Houston-based computer software and technology company serving primarily customers in the produce and grocery industry in the U.S. and Canada. The preferred stock has a 4.5% cumulative dividend and is convertible into common stock within a 5 year period, subject to certain agreed upon future events. In connection with this investment, a warrant to purchase 5,000 restricted shares of the Company's common stock at a price of $19.75 per share was issued to the majority owner of Henri Morris and Associates, Inc.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

NOTE 4.  INITIAL PUBLIC OFFERING.

    On June 3, 1994, the Company successfully completed its initial public offering of Common Stock. In this offering the Company sold 1,250,000 shares of Common Stock at the initial public offering price of $9.00 per share or a total of $11,250,000 before the underwriting discount of $787,000 and related offering costs of $450,000, resulting in net proceeds to the Company of $10,013,000. In addition, 320,000 shares held by existing shareholders were also sold in the offering.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of:

                                                         January 5,  January 3,
(In thousands)                                              1996        1997
                                                          --------    --------
Land ..................................................   $    363    $    363
Buildings .............................................      1,083       1,151
Machinery, furniture, fixtures and equipment ..........      2,959       3,595
Trucks and trailers ...................................        171         307
Leasehold improvements ................................      1,471       2,589
                                                          --------    --------
                                                             6,047       8,005
Less accumulated depreciation and amortization ........      1,252       2,085
                                                          ========    ========
Property, plant and equipment, net ....................   $  4,795    $  5,920
                                                          ========    ========

NOTE 6.  NOTES PAYABLE.

Notes payable consist of the following:

(In thousands)                                         January 5,   January 3,
                                                          1996         1997
                                                        --------     --------
Note payable to a bank ............................     $  1,000         --
                                                        ========     ========

    The note payable to a bank was drawn under a $5,000,000 revolving line of credit with a maturity date of May 31, 1996. This facility was replaced by a new $5,000,000 line of credit with a bank whose term ends July 31, 1998. Interest payments under the line of credit are due monthly on the first day of each month and accrue at the bank's prime rate which was 8.25% as of January 3, 1997. A commitment fee of 1/4% per annum is due quarterly based on the average unused portion of the revolving line of credit. The Company borrowed $1,000,000 on December 28, 1995 as its only use of the line of credit during fiscal 1995 and 1996. The Company pledged its receivables and inventories as collateral for this obligation. In addition, the Company's revolving credit facility prohibits the payment of cash dividends by the Company.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

NOTE 7.  LONG-TERM DEBT.

Long-term debt consists of the following:

                                                         January 5, January 3,
(In thousands)                                              1996       1997
                                                          --------   --------
Mortgage note payable, prime plus 1/4% principal
payable based on a 10-year amortization schedule
due in monthly payments through March 2000;
secured by land and building ..........................   $    399   $    385

Unsecured obligation under settlement .................        216        235

Note payable, 10% payable in equal monthly
installments of $5,000 through September 1997 .........         86         32
                                                          --------   --------

Total long-term debt ..................................        701        652

Current portion of long-term debt .....................         91        105
                                                          --------   --------


Long-term portion of long-term debt ...................   $    610   $    547
                                                          ========   ========

     The aggregate maturities of long-term debt for the five fiscal years subsequent to January 3, 1997 are as follows: 1997, $105,000; 1998, $43,000;
1999, $49,000; 2000, $375,000; 2001, $41,000 and $39,000 thereafter. .

NOTE 8. INCOME TAXES.

   The components of the provision for income taxes consisted of:

                                                      FISCAL YEAR ENDED
                                            ------------------------------------
                                            JANUARY 1,    JANUARY     JANUARY 3,
(In thousands)                                 1995       5, 1996        1997
                                             --------     --------     --------
Current:
     Federal ...........................     $    980     $    960     $  2,103
     State .............................          145          175          360
Deferred benefit .......................         --           --           (149)
                                             --------     --------     --------
                                             $  1,125     $  1,135     $  2,314
                                             ========     ========     ========

                      FRESH AMERICA CORP. AND SUBSIDIARIES

            Income tax expense differed from the amount computed by applying the U.S. federal income tax rate to income as a result of the following:

                                                       FISCAL YEAR ENDED
                                                 -------------------------------
                                                 JANUARY 1,  JANUARY    JANUARY
(In thousands)                                     1995      5, 1996    3, 1997
                                                  -------    -------    -------
Federal income taxes at statutory rates .......   $ 1,087    $ 1,168    $ 2,161
Increase (reduction) in income taxes
    resulting from:
Change in the beginning-of-the-year balance
        of the valuation allowance for
        deferred tax assets allocated to
        income tax expense ....................       (63)       (87)       (52)
State and local income taxes, net of
        federal income tax benefit ............        95        116        238
 Other ........................................         6        (62)       (33)
                                                  -------    -------    -------
                                                  $ 1,125    $ 1,135    $ 2,314
                                                  =======    =======    =======

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                                           JANUARY     JANUARY
                                                           5, 1996     3, 1997
                                                           --------    --------
(In thousands)

Deferred tax assets:
     Net operating loss carryforwards ..................   $    296    $    268
     Accrued costs related to unusual legal settlement
          reported in fiscal 1992 ......................         80         100
     Stock option compensation expense .................         54          63
     Accruals not currently deductible .................       --            80
     Other .............................................         47          21
                                                           --------    --------
                   Total deferred tax assets ...........        477         532
                                                           --------    --------
Deferred tax liabilities:
     Property, plant and equipment depreciation ........        333         309
     Start-up costs ....................................         92          74
                                                           --------    --------
                          Total deferred tax liabilities        425         383
                                                           --------    --------
Net deferred tax asset .................................         52         149
Less valuation allowance ...............................        (52)       --
                                                           --------    --------
                                                           $   --      $    149
                                                           ========    ========

                      FRESH AMERICA CORP. AND SUBSIDIARIES

    At January 3, 1997 the Company has a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $677,000 available to reduce future income taxes. If not utilized to offset future taxable income, the NOL carryforward will expire in 2006 through 2007.

    During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. After an ownership change, utilization of a loss corporation's NOL carryforward is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three-year period preceding the test date. The Company's NOL carryforward is limited to the use of approximately $193,000 on an annual basis.

NOTE 9.  OPTIONS AND WARRANTS.

    In connection with the Company's issuance of Preferred Stock in 1992, five-year Common Stock Purchase Warrants (the "Warrants") entitling the holder to purchase up to 143,656 shares of the Company's Common Stock at a price of $4.89 per share were issued to the placement agent. On April 2, 1996, the Company issued 90,134 shares of Common Stock in exchange for all of the Warrants.

    In connection with the Company's acquisition of a minority ownership interest in Henri Morris & Associates, Inc. on November 6, 1996, a warrant was issued to purchase 5,000 restricted shares of the Company's common stock at a price of $19.75 per share. The warrant expires in ten years if not exercised.

    The Company has two fixed options plans which reserve shares of common stock for issuance to key employees and directors. The plans are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined for grant dates subsequent to January 1, 1995 based on the fair value at the grant date of awards consistent with the provisions of SFAS No. 123, the Company would have recognized compensation expense of $225,000 and $420,000 in fiscal 1995 and 1996, respectively. The Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands except earnings per share data)                1995        1996
--------------------------------------------------------   ---------   ---------
Net income - as reported ...............................   $   2,300   $   4,043
Net income - pro forma .................................       2,161       3,783
Earnings per share - as reported .......................        0.63        1.05
Earnings per share - pro forma .........................        0.59        0.98
--------------------------------------------------------   ---------   ---------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for fiscal 1995 and 1996 for both plans: no dividend yield; expected volatility of 49%; risk-free interest rates of 6.2 to 6.4 percent; and expected lives of three to five years. The weighted average fair value per share of the options granted during fiscal 1995 and 1996 is estimated to be $2.11 and $6.19, respectively.

    In July 1993, the Company adopted the Fresh America Corp. 1993 Stock Option and Award Plan (the "1993 Plan"), which reserves 450,000 shares of the Company's common stock for issuance to employees and directors. At January 5, 1996 and January 3, 1997, options for 63,177 and 8,177 shares, respectively, were available for issuance.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

    In July 1996, the Company adopted the Fresh America Corp. 1996 Stock Option and Award Plan (the "1996 Plan"), which reserves 150,000 shares of the Company's common stock for issuance to employees and directors. At January 3, 1997, options for 93,000 shares were available for issuance.

   Options under the 1993 and 1996 Plans are granted at an exercise price equal to at least 100% of the fair market value of the Company's common stock on the date of grant. Unless determined otherwise by the Company's Board of Directors, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock each year. Such option grants vest immediately and will expire in ten years if not exercised. Options granted to employees generally vest in one year from the date of grant and expire within ten years if not exercised. The Plans restrict the rights to exercise based on employment status and percentage of stock ownership in accordance with Section 422 of the Internal Revenue Code.

The following table summarizes stock option activity under the Plans for fiscal 1994 through fiscal 1996:

                                      STOCK OPTIONS             OPTION PRICE RANGE
                               -------------------------------------------------------
                                 Issued       Exercisable        Low         High
                               ------------   -------------   ----------   ----------
At January 2, 1994                 156,302         128,721    $    0.02    $    6.66
    Granted                        105,750                         8.75         9.90
    Exercised                      (11,856)                        0.02         3.55
    Canceled                        (6,729)                        4.89         9.00
                               ------------
At January 1, 1995                 243,467         140,962         0.02         9.90
    Granted                        140,000                         5.00         5.75
    Exercised                         (500)                        3.55         3.55
    Canceled                        (8,500)                        5.00         9.00
                               ------------
At January 5, 1996                 374,467         239,467         0.02         9.90
    Granted                        114,000                        11.75        17.75
    Exercised                      (88,958)                        0.02         9.00
    Canceled                        (2,000)                       11.75        11.75
                               ------------
At January 3, 1997                 397,509         305,509     $   0.02    $   17.75
                               ============


NOTE 10.  EMPLOYEE BENEFIT PLAN.

    Effective January 1, 1992, the Company adopted the Fresh America Corp. 401(k) Profit Sharing Plan (the "Plan"), which provides for the Company, at its option, to make a matching contribution of up to 6% of each qualifying employee's annual earnings. The Company's matching contribution under the Plan was $65,000, $125,000 and $81,000 for the fiscal years ended January 1, 1995, January 5, 1996 and January 3, 1997, respectively.

NOTE 11.  CONTINGENT LIABILITIES AND COMMITMENTS.

    The Company is obligated under certain noncancelable operating leases (with initial or remaining lease terms in excess of one year). The future minimum lease payments under such leases as of January 3, 1997 are:

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                 Fiscal years ending (In thousands):
                    1997 ...........................   $ 2,434
                    1998 ...........................     2,432
                    1999 ...........................     2,340
                    2000 ...........................     1,692
                    2001 ...........................     1,273
                    Thereafter .....................     2,335
                                                       =======
                       Total minimum lease payments    $12,506
                                                       =======

      Rental expense amounted to approximately $1,339,000 and $1,389,000 and $2,430,000 for the fiscal years 1994, 1995 and 1996 respectively, of which approximately $602,000, $895,000 and $863,000 relates to truck and trailer rental which is included in costs of goods sold.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED).

   Summarized quarterly financial data is as follows (in thousands except earnings per share data):

                                 FISCAL 1995(A)
-------------------------------------------------------------------------------
                                   First       Second        Third       Fourth
                                    Qtr.         Qtr.         Qtr.         Qtr.
                                 -------      -------      -------      -------
        Net sales ..........     $25,815      $31,846      $28,256      $38,919
        Gross profit .......       4,687        5,937        5,273        5,822
        Gross margin .......        18.2%        18.6%        18.7%        15.0%
        Net income .........     $   182      $   790      $   324      $ 1,004
        Earnings per
        share ..............        0.05         0.22         0.09         0.27

                                 FISCAL 1996(B)
-------------------------------------------------------------------------------
                                   First       Second        Third       Fourth
                                    Qtr.         Qtr.         Qtr.         Qtr.
                                 -------      -------      -------      -------
         Net sales .........     $46,195      $64,721      $59,726      $68,535
         Gross profit ......       4,238        6,325        5,299        7,388
         Gross margin ......         9.2%         9.8%         8.9%        10.8%
         Net income ........     $   348      $ 1,407      $   810      $ 1,478
         Earnings per
         share .............        0.09         0.36         0.21         0.38

    (a) The 52 week and five day year is spread 12 weeks and 5 days, 13 weeks, 13 weeks and 14 weeks respectively.

    (b) The 52 week year is spread 12, 13, 13 and 14 weeks respectively.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

NOTE 13.  SUBSEQUENT EVENTS (UNAUDITED).

    Subsequent to January 3, 1997, various transactions have occurred and are described as follows:

    On January 22, 1997, the Company acquired substantially all of the net operating assets and the business of CPT Enterprises, Inc. d/b/a/ Chef's Produce Team, ("CPT") a Los Angeles-based food service company providing specialty produce to upscale restaurants and hotels throughout California and Nevada. CPT, with operating facilities in Los Angeles and San Francisco, was acquired for approximately $1.5 million, with future additional consideration of up to $.5 million depending on the achievement of certain levels of pretax earnings over the next three years. The transaction will be accounted for as an asset purchase.

    In February 1997, the Company was advised by Sam's Club that it was exercising the existing option under the Distribution Agreement and that Sam's Club would begin to distribute directly to 40 clubs currently serviced by the Company's Atlanta distribution center. Such transition is expected to occur in late March and April 1997, and is expected to result in approximately $16 to $20 million less revenue for the 1997 fiscal year as compared to fiscal 1996. The Company does not believe this action will have a material adverse effect on its consolidated financial condition.

    On February 28, 1997, the Company entered into a five year agreement with Fast Food Merchandiser's, Inc. ("FFM"), a wholly owned subsidiary of Hardee's Food Systems, Inc. to source and distribute produce products to all FFM distribution centers nationwide. Coinciding with the distribution agreement, the Company acquired the produce production center in Richmond, Indiana from FFM for approximately $2.9 million.

    On March 7, 1997, the Company acquired the business and substantially all of the net operating assets of One More Tomato, Inc. ("OMT") for approximately $570,000 in cash. OMT is a tomato repackaging and distribution company located in Houston, Texas. The transaction will be accounted for as an asset purchase.