Form 10-K/A
period 1997-01-03
FRESH AMERICA CORP
filed 1997-05-02
CIK 921614

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                               ---------------

                                  FORM 10-K/A

                                AMENDMENT  NO. 1

        [x]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1997

        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM   __ TO ____

                               ---------------

                        COMMISSION FILE NUMBER 000-24124

                              FRESH AMERICA CORP.
             (Exact name of registrant as specified in its charter)

           TEXAS                                                76-0281274
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     ONE LINCOLN CENTRE, 5400 LBJ FREEWAY, SUITE 1025, DALLAS, TEXAS  75240
             (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:  (972) 774-0575

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered:
----------------------------------  --------------------------------------------
  Common Stock, $.01 Par Value                  Nasdaq National Market

       Securities registered pursuant to Section 12(g) of the Act:  NONE.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]         No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 1997, based on the closing price of the Common Stock on the Nasdaq National Market was approximately $50 million.

    Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of March 26, 1997.

  Title of Each Class of Common Stock                                  Number of Outstanding
  -----------------------------------                                  ---------------------
     Common Stock, $.01 par value                                            3,740,890

                     DOCUMENTS INCORPORATED BY REFERENCE

            None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Item 8 of the Form 10-K of Fresh America Corp., a Texas corporation (the "Company"), filed with the Securities and Exchange Commission is hereby amended by deleting Note 13 of the Notes to Consolidated Financial Statements included therein and replacing such Note with the following:

NOTE 13.    SUBSEQUENT EVENTS (UNAUDITED).

         Subsequent to January 3, 1997, various transactions have occurred and are described as follows:

         On January 22, 1997, the Company acquired substantially all of the net operating assets and the business of CPT Enterprises, Inc. d/b/a Chef's Produce Team, ("CPT") a Los Angeles-based food service company providing specialty produce to upscale restaurants and hotels throughout California and Nevada. CPT, with operating facilities in Los Angeles and San Francisco, was acquired for approximately $1.5 million, with future additional consideration depending on the achievement of certain levels of pretax earnings over the next three years. The transaction will be accounted for as an asset purchase.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the executive officers and directors of the Company as of March 26, 1997.

           NAME                       AGE                 POSITION WITH THE COMPANY
           ----                       ---                 -------------------------
  David I. Sheinfeld                  42          Chairman of the Board and Chief Executive Officer
  Steve R. Grinstead                  38          President, Chief Operating Officer and Director
  Robert C. Kiehnle                   47          Executive Vice President and Chief Financial Officer
  Thomas M. Hubbard                   54          Director
  Sheldon I. Stein                    43          Director
  Colon Washburn                      51          Director

---------------

         David I. Sheinfeld. Mr. Sheinfeld joined the Company in June 1990 and joined its Board of Directors in March 1991. In 1992, Mr. Sheinfeld became Chairman of the Board and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Sheinfeld was self-employed and an active participant and investor in real estate development projects. From 1989 to 1992, Mr. Sheinfeld was a principal of The Resort Group, Inc., a real estate development firm.

         Steve R. Grinstead. Mr. Grinstead joined the Company in January 1992 and was named President, Chief Operating Officer and a director of the Company in May 1992. From 1981 to 1991, Mr. Grinstead held various positions in purchasing, marketing and management with Grocers' Supply Company in Houston, Texas, including serving as a general manager of its banana processing plant and perishables division. From 1980 to 1981, he was Director of Produce for O'Brians, an independent chain of grocery stores located in Houston, Texas. From 1974 to 1980, he worked for Winn Dixie Food Stores in Florida. Mr. Grinstead is active in produce industry associations and was previously President of the Houston Fresh Fruit and Vegetable Association.

         Robert C. Kiehnle. Mr. Kiehnle joined the Company in August 1996 as Executive Vice President and Chief Financial Officer. From January 1994 through June 1996, Mr. Kiehnle served as Treasurer of Aviall, Inc., an aircraft service and parts distribution company located in Dallas, Texas. From 1978 through 1993, he held various positions in financial management for Itel Rail Corporation, the rail car leasing subsidiary of Itel Corporation, where he served most recently as Vice President Finance and Administration.

         Thomas M. Hubbard. Mr. Hubbard, a founder of the Company, has been a director since 1989 and served as the Company's President until April 1992.
Mr. Hubbard has worked in the produce industry for more than 30 years and is an active investor in a number of produce companies, including Pacific Fresh Marketing, Inc., which harvests, packs and markets fresh vegetables in the southwestern United States and central Mexico.

         Sheldon I. Stein. Mr. Stein has been a director of the Company since December 1992. Mr. Stein is a Senior Managing Director of Bear, Stearns & Co. Inc. and heads the firm's southwestern investment banking operations. Mr. Stein serves as a director of five other companies with publicly-traded securities, Cinemark USA, Inc., The Mens Warehouse, Tandycrafts, Inc., First Plus Financial Group and Cellstar Corp.

         Colon Washburn. Mr. Washburn has been a director of the Company since July 1993. From 1971 until January 1993, Mr. Washburn was employed by Wal-Mart Stores, Inc., ("Wal-Mart") where he served most recently as Executive Vice President of Wal-Mart and also as Senior Vice President of Sam's Wholesale Club, a division of Wal-Mart. Since February 1993, Mr. Washburn has been President of Beau Chene Farms, a real estate development company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended January 3, 1997 were made on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's chief executive officer and each of the Company's other executive officers (the "named executive officers").


                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                         ------------
                                                    ANNUAL COMPENSATION                     SHARES
       NAME AND                              ----------------------------------            UNDERLYING        ALL OTHER
  PRINCIPAL POSITION             YEAR        SALARY        BONUS          OTHER             OPTIONS       COMPENSATION(1)
-----------------------          ----        ------        -----          -----             -------       ---------------
  David I. Sheinfeld ........    1996       $187,500      $90,000        $54,000(2)           20,000             $2,885
    Chairman of the Board        1995        150,000       50,000         45,536(3)           17,000              2,714
  and Chief Executive            1994        130,484         --               --              15,000              --
    Officer

  Steve R. Grinstead ........    1996        145,000       45,000             --              15,000              4,750
    President and Chief          1995        115,000       25,000             --              16,000              2,200
    Operating Officer            1994        103,814         --               --              14,000                796

  Marc K. Rieke(4) ..........    1996        105,000         --               --                --                3,280
    Vice President and           1995        105,000       12,500             --              15,000              2,393
    Chief Financial              1994         95,349         --               --              13,000                665
    Officer


-----------

  (1) These amounts consist of contributions by the Company to a 401(k) plan on behalf of the named executive.

  (2) This amount includes payments of $45,600 for a housing allowance and $8,400 for an automobile allowance.

  (3) This amount includes payments of $41,800 for a housing allowance and $3,736 for an automobile allowance.

  (4) Effective in September 1996 Mr. Rieke resigned as Chief Financial Officer and resigned as an officer of the Company in December 1996. Robert C. Kiehnle was employed by the Company in August 1996 to serve in the capacity as Executive Vice President and Chief Financial Officer.


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning options to purchase Common Stock by the named executive officers during fiscal 1996 under the 1993 Fresh America Corp. Stock Option and Award Plan and the 1996 Fresh America Corp. Stock Option and Award Plan.


                                                                                           POTENTIAL REALIZABLE VALUE
                                NUMBER OF       PERCENT OF                                  AT ASSUMED ANNUAL RATE OF
                               SECURITIES      TOTAL OPTIONS                                 STOCK PRICE APPRECIATION
                               UNDERLYING        GRANTED TO                                     FOR OPTION TERM (1)
                                OPTIONS          EMPLOYEES      EXERCISE     EXPIRATION     -------------------------
          NAME                  GRANTED           IN 1996        PRICE          DATE            5%           10%
  -------------------          ---------         ---------      ---------    ----------     -----------   -----------
  David I. Sheinfeld .......    20,000               21.3%       $11.75     7/12/2001       $64,926       $143,470
  Steve R. Grinstead .......    15,000               16.0         11.75     7/12/2006       110,843        280,897
  Marc K. Rieke ............      --                 --           --               --          --             --

-----------
(1) The "Potential Realizable Value" portion of the table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Common Stock over the term of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth certain information related to options exercised by the named executive officers during the 1996 fiscal year and the number and value of options held at fiscal year end.

                                                                     NUMBER OF UNEXERCISED    VALUE OF UNEXERCISED
                                                                     OPTIONS AT JANUARY 3,    IN-THE-MONEY OPTIONS
                                                                             1997             AT JANUARY 3, 1997(1)
                                                                     -----------------------  ---------------------
                               SHARES ACQUIRED         VALUE             EXERCISABLE/             EXERCISABLE/
              NAME               ON EXERCISE          REALIZED           UNEXERCISABLE            UNEXERCISABLE
   -----------------------     ---------------        --------       -----------------------  ---------------------
   David I. Sheinfeld  ......       --                  --                48,925/20,000           $499,775/$97,500
   Steve R. Grinstead  ......       --                  --                87,367/15,000           1,210,054/73,125
   Marc K. Rieke  ...........     51,587             $813,281                        --                         --

-----------------
(1) The value indicated is the amount by which the market value of the underlying stock on the last trading day of fiscal 1996 ($16 5/8 per share) exceeded the aggregate exercise price of the options.

COMPENSATION OF DIRECTORS

         The Company's non-employee directors receive cash compensation of $10,000 per year for serving on the Board of Directors and are reimbursed for expenses reasonably incurred in connection with their services as directors.

         Each director who is not an officer or employee of the Company is eligible to receive stock options and awards under the 1993 Plan and each director is eligible to receive stock options and awards under the 1996 Plan. Members of the Plan Administration Committee may receive stock options or awards under the 1993 Plan only pursuant to the automatic grant provisions of such plan. Pursuant to the Stock Option Plans, options to purchase 5,000 shares are automatically granted annually to each director who is not an officer or employee of the Company. Such automatic option grants are exercisable at fair market value on the date of grant. Pursuant to these provisions, on August 8, 1996, each of Messrs. Hubbard, Morris, Stein and Washburn received options to purchase 5,000 shares of Common Stock at $14.00 per share.

EMPLOYMENT AGREEMENTS

         In April 1995, the Company entered into severance agreements with Messrs. Sheinfeld, Grinstead and Rieke pursuant to which each such officer would be entitled to receive severance compensation equal to two times his annual salary if his employment with the Company is actually or constructively terminated following a change in control of the Company. All of the severance agreements expired in April 1997.

         In September 1996, the Company entered into a ten month employment agreement with Mr. Rieke pursuant to which, among other things, Mr. Rieke resigned as an officer of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Stein and Washburn serve as the Compensation Committee of the Board of Directors. No Compensation Committee interlocks existed in fiscal 1996 and no insiders participated in Compensation Committee decisions in fiscal 1996.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information believed by the Company to be accurate based on information provided to it concerning the beneficial ownership of Common Stock by (a) each shareholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (b) each director, (c) the Company's Chief Executive Officer, (d) each of the Company's other named executive officers and (e) all executive officers and directors as a group, as of March 26, 1997.

                                                                 NUMBER OF SHARES OF
               BENEFICIAL OWNER                                    COMMON STOCK(1)          PERCENT OF CLASS(2)
               ----------------                                    ---------------          -------------------
       David I. Sheinfeld (3)(4) . . . . . . . . . . . . .           541,062                      14.46%
       Thomas M. Hubbard (3)(5)  . . . . . . . . . . . . .           499,432                      13.35%
       Steve R. Grinstead (3)(6) . . . . . . . . . . . . .            88,167                       2.36%
       Sheldon I. Stein (3)(7) . . . . . . . . . . . . . .            26,969                       *
       Robert C. Kiehnle   . . . . . . . . . . . . . . . .             1,500                       *
       Colon Washburn (3)(8) . . . . . . . . . . . . . . .            14,282                       *
       Scudder, Stevens & Clark, Inc. (9)  . . . . . . . .           292,700                       7.82%
       Gruber & McBaine Capital
           Management, Inc. (10) . . . . . . . . . . . . .           262,000                       7.00%
       All directors and executive officers
           as a group (6 persons) (11)   . . . . . . . . .         1,171,412                      31.31%

-----------------
         *less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned, unless otherwise indicated.

(2) Percentages are based on the total number of shares outstanding at March 26, 1997, plus the total number of outstanding options held by each such person that are exercisable within 60 days of such date. Shares issuable upon exercise of outstanding options, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)      Director of the Company.

(4) Consists of 362,037 shares held of record by David I. Sheinfeld, as trustee of the Sheinfeld Family Trust, 130,100 shares held of record by the Sheinfeld Family Partnership and 48,925 shares subject to options issued to Mr. Sheinfeld under the Stock Option Plans that are exercisable within 60 days. Mr. Sheinfeld's address is c/o Fresh America Corp. at One Lincoln Center, 5400 LBJ Freeway, Suite 1025, Dallas, Texas 75240.

(5) Includes 15,000 shares subject to options issued to Mr. Hubbard under the Stock Option Plans that are exercisable within 60 days. Mr. Hubbard's address is 740 Airport Blvd., Salinas, California 93912.

(6) Consists of 87,367 shares subject to options issued to Mr. Grinstead under the Stock Option Plans that are exercisable within 60 days and 800 shares owned by Mr. Grinstead for the benefit of his minor children.

(7) Includes 17,813 shares subject to options issued to Mr. Stein under the Stock Option Plans that are exercisable within 60 days.

(8) Includes 5,000 shares subject to options issued to Mr. Washburn under the Stock Option Plans that are exercisable within 60 days.

(9) Based on information set forth in Schedule 13G, dated February 10, 1997, filed with the Securities and Exchange Commission by Scudder, Stevens & Clark, Inc. ("SSC"), a registered investment advisor. SSC reported it has sole voting power with respect to 172,600 shares and sole dispositive power with respect to 292,700 shares. SSC disclaims beneficial ownership of the shares as it does not own the shares or have custody over such shares. SSC's advisory clients have their own custody arrangements. The business address of SSC is 345 Park Avenue, New York, New York 10154.

(10) Based on information set forth in Schedule 13D, dated December 12, 1995, filed with the Securities and Exchange Commission by Gruber & McBaine Capital Management, Inc. ("GMCM"), Gruber & McBaine Capital Management International ("Intl"), Jon D. Gruber ("Gruber"), J. Patterson McBaine ("McBaine"), Lagunitas Partners ("LP") and GMJ Investments, L.P. ("GMJ"). The filing group reported it had total ownership of 197,000 shares. The beneficial ownership of the filing group was reported as follows.

                       Aggregate                                          Dispositive
                   Beneficially Owned           Voting Power                 Power
               ------------------------    -----------------------   ----------------------
    Name         Number        Percent       Sole         Shared        Sole       Shared
------------   ---------     -----------   --------     ----------   ---------   ----------
 GMCM          188,500           5.4%        --           188,500       --         188,500
 Gruber        250,000           7.1%        35,000       215,000       35,000     215,000
 McBaine       227,000           6.5%        12,000       215,000       12,000     215,000
 LP             74,000           2.1%        --            74,000       --          74,000
 GMJ            10,000           0.3%        --            10,000       --          10,000
 Intl           26,500           0.8%        --            26,500       --          26,500


         The business address of Gruber & McBaine Capital Management is 50 Osgood Place, San Francisco, California 94133.

(11) Includes 174,105 shares subject to options issued to certain directors and executive officers of the Company.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRESH AMERICA CORP.

Date:  May 1, 1997                     By: /s/ Robert C. Kiehnle
                                          -------------------------------------
                                           Robert C. Kiehnle,
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)