Form 10-Q
period 1997-03-28
FRESH AMERICA CORP
filed 1997-05-13
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 28, 1997.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________.

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

       Registrant's telephone number, including area code: (972) 774-0575
                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 7, 1997, the Registrant had 3,740,890 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 12. Exhibit index on page 10.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                          JANUARY 3,   MARCH 28,
                                                             1997        1997
                                                          ----------  ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................  $    4,297    $ 4 ,992
  Receivables:
    Trade accounts receivable ..........................      20,912      26,767
    Other ..............................................          39          44
                                                          ----------  ----------
      Total receivables ................................      20,951      26,811
                                                          ----------  ----------
Inventories:
    Produce ............................................       1,680       2,693
    Supplies ...........................................         260         246
                                                          ----------  ----------
      Total inventories ................................       1,940       2,939
                                                          ----------  ----------
  Prepaid expenses .....................................         391         253
                                                          ----------  ----------
      Total current assets .............................      27,579      34,995
                                                          ----------  ----------
Property, plant and equipment, net .....................       5,920       8,875
Notes receivable from shareholders .....................         155         155
Other assets ...........................................       1,553       2,878
                                                          ----------  ----------
                                                          $   35,207  $   46,903
                                                          ==========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital leases .  $      105  $      197
  Accounts payable .....................................      11,598      19,355
  Accrued salaries and wages ...........................         311         339
  Other accrued expenses ...............................       1,039         682
  Taxes payable ........................................         355         925
                                                          ----------  ----------
      Total current liabilities ........................      13,408      21,498
                                                          ----------  ----------
Long-term debt and capital leases, less current portion          547       3,090
                                                          ----------  ----------
Shareholders' equity:
  Common stock $.01 par value. Authorized 10,000,000
    shares: issued 3,711,795 and 3,740,890 respectively           37          37
  Additional paid-in capital ...........................      14,693      14,811
  Retained earnings ....................................       6,522       7,467
                                                          ----------  ----------
      Total shareholders' equity .......................      21,252      22,315
                                                          ----------  ----------
Commitments and contingencies
                                                          ----------  ----------

                                                          $   35,207  $   46,903
                                                          ==========  ==========

               The notes to consolidated financial statements are
                      an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except share amounts)

                                                             QUARTER ENDED
                                                        -----------------------
                                                         MARCH 29,    MARCH  28,
                                                           1996         1997
                                                        ----------   ----------
Net sales ............................................  $   46,195   $   69,735
Cost of goods sold, excluding
  depreciation and amortization ......................      41,957       62,617
                                                        ----------   ----------
           Gross profit ..............................       4,238        7,118
                                                        ----------   ----------
Selling, general and administrative expenses:
    Salaries and related costs .......................       2,215        3,407
    Rent, maintenance and related costs ..............         770          986
    Insurance expense ................................         191          293
    Automobile, travel and related costs .............         109          191
    Communication expense ............................         129          166
    Depreciation and amortization ....................         279          358
    Other ............................................         146          284
                                                        ----------   ----------
                                                             3,839        5,685
                                                        ----------   ----------
         Operating income ............................         399        1,433
                                                        ----------   ----------
Other income (expense):
   Interest expense ..................................         (24)         (21)
   Interest income ...................................          35           41
   Other, net ........................................          33           62
                                                        ----------   ----------
                                                                44           82
                                                        ----------   ----------
Income before income taxes ...........................         443        1,515
Provision for income taxes ...........................          95          570
                                                        ----------   ----------
         Net income ..................................  $      348   $      945
                                                        ==========   ==========
Earnings per share ...................................  $     0.09   $     0.24
                                                        ==========   ==========
Weighted average common and common equivalent
  shares outstanding .................................       3,829        3,930
                                                        ==========   ==========

               The notes to consolidated financial statements are
                      an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             QUARTER ENDED
                                                        -----------------------
                                                         MARCH 29,    MARCH 28,
                                                           1996         1997
                                                        ----------   ----------
Cash flows from operating activities:
  Net income .........................................  $      348   $      945
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:

      Depreciation and amortization ..................         279          358
      Other ..........................................        --             (5)
      Change in assets and liabilities:
        Accounts receivable ..........................         101       (5,400)
        Inventories ..................................        (420)        (798)
        Prepaid expenses .............................          53          111
        Other assets .................................         (65)         (15)
        Accounts payable .............................        (358)       6,892
        Accrued expenses and other
          current liabilities ........................         (61)         (56)
                                                        ----------   ----------
          Total adjustments ..........................        (471)       1,087
                                                        ----------   ----------
          Net cash (used in) provided
            by operating activities ..................        (123)       2,032
                                                        ----------   ----------
Cash flows from investing activities:
  Additions to property, plant and equipment, net ....        (373)      (3,044)
  Cost of acquisitions, exclusive of cash acquired ...        --           (682)
                                                        ----------   ----------
          Net cash used in
            financing activities .....................        (373)      (3,726)
                                                        ----------   ----------
Cash flows from financing activities:
  Payments of  notes payable, net of proceeds ........      (1,000)        --
  Payments of long-term debt and capital leases ......         (19)        (229)
  Additions to long term debt ........................        --          2,500
  Net proceeds from exercise of employee stock options          11          118
                                                        ----------   ----------
          Net cash (used in) provided
            by financing activities ..................      (1,008)       2,389
                                                        ----------   ----------
          Net (decrease) increase in cash
            and cash equivalents .....................      (1,504)         695

Cash and cash equivalents at beginning of period .....       1,851        4,297
                                                        ----------   ----------
Cash and cash equivalents at end of period ...........  $      347   $    4,992
                                                        ==========   ==========

Supplemental disclosures of cash flow information:
      Cash paid for interest .........................  $       24   $       21
      Cash paid for income taxes .....................  $      251   $     --

               The notes to consolidated financial statements are
                      an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 28, 1997
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Fresh America Corp. (the "Company") is an integrated food distribution management company engaged in the procurement, processing, warehousing and delivery of fresh produce and other refrigerated perishable products. The Company was founded in 1989 and operates in 39 states through fourteen distribution and processing facilities.

      UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of March 28, 1997 and the related consolidated statements of income and cash flows for the quarters ended March 28, 1997 and March 29, 1996 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results of the interim periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 3, 1997. The results for the quarters ended March 28, 1997 and March 29, 1996 may not be indicative of operating results for the full year.

      The following are the significant accounting policies followed by the Company in the preparation of the consolidated financial statements.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Fresh America Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      EARNINGS PER SHARE - Earnings per share have been calculated based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consisting of stock options and warrants are included in the computation of weighted average shares when their effect is dilutive. Earnings per share are presented on a fully-diluted basis.

      Effective December 1997, the Company will be required to adopt ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (option, warrants, etc.). Diluted earnings per share will continue to be reported when SFAS No. 128 is adopted.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 28, 1997
                                   (Unaudited)

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

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

      In August 1995, the Company entered into a five-year distribution agreement (the "Agreement") with Sam's Club. The Agreement, which began on December 1, 1995, replaced the Company's previously existing license agreement with Sam's Club which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by Fresh America. As a result of this expansion, the Company commenced operations from two new distribution centers in Chicago, Illinois and Cincinnati, Ohio on January 2, 1996. For further information, see Note 2 to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1997.

      The Agreement provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by forty per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any. In February 1997, the Company was advised by Sam's that it was exercising the existing option under the Agreement and that Sam's would begin to distribute directly to forty clubs currently serviced by the Company's Atlanta distribution center. Such transition began in late March 1997, and is expected to result in approximately $16.0 to $20.0 million less revenue for the 1997 fiscal year as compared to fiscal 1996. The Company does not believe this action will have a material adverse effect on its consolidated financial condition. As of May 7, 1997, distribution services have been transitioned on twenty-seven of the forty clubs.

NOTE 3.  ACQUISITIONS AND AGREEMENTS.


   On November 4, 1996, the Company acquired substantially all of the business and net operating assets of Produce Plus, Inc. ("Produce Plus"), a privately owned specialty food service distribution company based in Houston, Texas. Consideration for the net assets received consisted of $829,000 in cash, 14,118 shares of Company stock valued at $18.88 per share and a contingent convertible promissory note to be valued at an amount no greater than $600,000, such

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 28, 1997
                                   (Unaudited)

future value being determined by certain agreed upon levels of pretax earnings of Produce Plus for the two years ended January 1, 1999. Seventy-five percent of the value, if any, of such note may be paid (at Produce Plus' option) in the form of Company stock at $21.25 per share.

      On January 22, 1997, the Company acquired substantially all of the net operating assets and the business of CPT Enterprises, Inc. d/b/a/ Chef's Produce Team, ("CPT") a Los Angeles-based food service company providing specialty produce to upscale restaurants and hotels throughout California and Nevada. As consideration for the assets received, the Company assumed liabilities of approximately $1.5 million, with future additional consideration depending on the achievement of certain levels of pretax earnings over the next three years.

      On March 7, 1997, the Company acquired the business and substantially all of the net operating assets of One More Tomato, Inc. ("OMT") for $573,000 in cash. OMT is a tomato repackaging and distribution company located in Houston, Texas.

      These acquisitions were each accounted for as purchase transactions, and accordingly, have been included in the Company's financial results since their respective dates of acquisition. The purchase price recorded to date in these and previous transactions exceeded the fair market value of the assets acquired; hence total goodwill of $1,074,000 and $2,389,000 is included in the consolidated balance sheet at January 3, 1997 and March 28, 1997, respectively, less the amortization of such goodwill over a 15 year period. The pro forma effect of these acquisitions, as if they were acquired on January 5, 1996 has not been presented as neither transaction is considered material to the consolidated results for either period.

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

NOTE 4.  DEBT.

      On February 28, 1997, the Company borrowed $2.5 million under its $5.0 million revolving line of credit agreement which expires on July 31, 1998. Interest payments under the line of credit are due monthly and accrue at the bank's prime rate, which was 8.5% as of March 28, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the components of the consolidated statements of income as a percentage of net sales.

                                                         Quarter Ended
                                                      -------------------
                                                       March      March
                                                      29, 1996   28, 1997
                                                      --------   --------
    Net sales ......................................     100.0%     100.0%
    Cost of goods sold .............................      90.8       89.8
                                                      --------   --------
    Gross profit ...................................       9.2       10.2
    Selling, general and administrative expenses ...       8.3        8.1
                                                      --------   --------
    Operating income ...............................       0.9        2.1
    Other income (expense) .........................       0.1        0.1
                                                      --------   --------
    Income before income taxes .....................       1.0        2.2
    Provision for income taxes .....................       0.2        0.8
                                                      ========   ========
    Net income .....................................       0.8%       1.4%
                                                      ========   ========

COMPARISON OF QUARTER ENDED MARCH 28, 1997 WITH QUARTER ENDED MARCH 29, 1996.

      SEE NOTES TO THE PRECEDING FINANCIAL STATEMENTS FOR A GENERAL BUSINESS DESCRIPTION AND DISCUSSION OF ACQUISITIONS. THE QUARTERS ENDED MARCH 28, 1997 AND MARCH 29,1996 BOTH CONSIST OF TWELVE WEEKS.

      NET SALES. Net sales increased $23.5 million, or 51.0%, from $46.2 million in the first quarter of 1996 to $69.7 million in the first quarter of 1997. The increase was primarily due to: a) a $9.4 million increase in Sam's revenues under the Agreement between the two comparable quarters, b) expansion and increase in sales of several distribution programs amounting to $7.6 million and c) acquisitions made subsequent to the first quarter of 1996 ($5.8 million).

      COST OF GOODS SOLD. Cost of goods sold increased by $20.7 million, or 49.2%, from $42.0 million in the first quarter of 1996 to $62.6 million in the first quarter of 1997, primarily reflecting the increase in net sales explained above. As a percentage of net sales, cost of goods sold decreased from 90.8% to 89.8% due to an increase in specialty food service and value-added business, which contribute higher margin percentages. Revenues for these businesses were nearly 14% of total revenue in the first quarter of 1997 compared to less than 5% in the same quarter in the previous year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $1.8 million or 48.0%, from $3.8 million in the first quarter of 1996 to $5.7 million in the first quarter of 1997. As a percentage of net sales, SG&A expenses decreased from 8.3% to 8.1%. The increase in dollar amount of SG&A is due primarily to the SG&A expenses related to the acquisitions made subsequent to the first quarter of 1996.

      OPERATING INCOME. As a result of the foregoing factors, operating income increased by $1.0 from $0.4 million in the first quarter of 1996 to $1.4 million in the first quarter of 1997. As a percentage of net sales, operating income increased from 0.9% in the first quarter of 1996 to 2.1% in the first quarter of 1997.

      PROVISION FOR INCOME TAXES. The increase in the effective tax rate from 21.4% in the first quarter of 1996 to 37.6% in the first quarter of 1997 is due to the first quarter of 1996 including a benefit from the elimination of a valuation allowance related to a net operating loss carryforward.

      NET INCOME. As a result of the foregoing factors, net income increased by $597,000 from $348,000 in the first quarter of 1996 to $945,000 in the first quarter of 1997. As a percentage of net sales, net income increased from 0.8% in the first quarter of 1996 to 1.4% in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $2.0 million for the first quarter of 1997 compared to cash used by operations of $0.1 million in the first quarter of 1996. The difference is primarily due to increased profitability in the first quarter of 1997 and the timing of usage of working capital.

      Cash used in investing activities increased $3.3 million from $0.4 million in the first quarter of 1996 to $3.7 million in the first quarter of 1997. The increase is due to the purchase of a processing and distribution center in Richmond, Indiana and the acquisition of other companies.

      Cash provided by financing activities was $2.4 million in the first quarter of 1997 resulting primarily from borrowings on the Company's revolving line of credit. In the corresponding period in 1996, cash of $1.0 million was used to repay an outstanding note payable.

      At March 28, 1997, the Company had working capital of $13.5 million compared to $14.2 million at January 3, 1997. The Company has a $5.0 million bank revolving line of credit and, as of May 7, 1997, the outstanding balance under such revolving line of credit was $2.5 million.

      Management believes that the combination of cash generated from operating activities, availability under the existing bank line of credit and the use of operating leases where appropriate is sufficient to meet its operating requirements and normal capital expenditure needs. The Company intends to continue its expansion activities and will require additional capital to meet such requirements. The Company believes that it has access to the capital markets and can obtain additional credit from financial institutions in order to raise the capital necessary to fund such expansion.

QUARTERLY RESULTS AND SEASONALITY

   The Company's business is seasonal, with its greatest quarterly sales volume occurring in the fourth quarter. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lost sales are replaced to some extent by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, pre-packaged products, such as vegetable trays, are strongest during the fourth quarter holiday season. Because the Company's results of operations depend significantly on sales generated during the fourth quarter, any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce, harsh weather conditions, or product costs, could have a disproportionate impact on the Company's results of operations for the full year. Under the Agreement, management believes the Company's quarterly net sales will continue to be impacted by a similar pattern of seasonality.

INFLATION

   Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on the Company's sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating product costs as discussed in "Quarterly Results and Seasonality" above.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

   None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits.

            Exhibit 11.1 -    Computation of Earnings Per Common Share.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
  (Registrant)

/s/ ROBERT C. KIEHNLE                                        Date: MAY 7, 1997
Robert C. Kiehnle
Executive Vice President and
Chief Financial Officer