Form 10-Q
period 1997-06-27
FRESH AMERICA CORP
filed 1997-08-11
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 27, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 5, 1997, the Registrant had 3,740,890 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 54. Exhibit index on page 12.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                       JANUARY 3,      JUNE 27,
                                                          1997           1997
                                                       ----------     ----------
                                     ASSETS

Current assets:
  Cash and cash equivalents ......................     $    4,297     $    2,790
  Receivables:
    Trade accounts receivable ....................         20,912         26,572
    Other ........................................             39             47
                                                       ----------     ----------
      Total receivables ..........................         20,951         26,619
                                                       ----------     ----------

Inventories:
    Produce ......................................          1,680          3,034
    Supplies .....................................            260            355
                                                       ----------     ----------
      Total inventories ..........................          1,940          3,389
                                                       ----------     ----------
  Prepaid expenses ...............................            391          1,039
                                                       ----------     ----------
      Total current assets .......................         27,579         33,837
                                                       ----------     ----------
Property, plant and equipment, net ...............          5,920          9,168
Notes receivable from shareholders ...............            155            155
Other assets .....................................          1,553          3,325
                                                       ----------     ----------
                                                       $   35,207     $   46,485
                                                       ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt
    and capital leases ...........................     $      105     $      283
  Accounts payable ...............................         11,598         19,207
  Accrued salaries and wages .....................            311            653
  Other accrued expenses .........................          1,039          1,254
  Taxes payable ..................................            355            664
                                                       ----------     ----------
      Total current liabilities ..................         13,408         22,061
                                                       ----------     ----------
Long-term debt and capital leases,
  less current portion ...........................            547            578
                                                       ----------     ----------
Shareholders' equity:
  Common stock $.01 par value. Authorized
    10,000,000 shares: issued 3,711,795
    and 3,740,890 respectively ...................             37             37
  Additional paid-in capital .....................         14,693         14,811
  Retained earnings ..............................          6,522          8,998
                                                       ----------     ----------
      Total shareholders' equity .................         21,252         23,846
                                                       ----------     ----------
Commitments and contingencies
                                                       ----------     ----------
                                                       $   35,207     $   46,485
                                                       ==========     ==========

                 The notes to consolidated financial statements
                   are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                        QUARTER ENDED              SIX MONTHS ENDED
                                                   ------------------------    ------------------------
                                                    JUNE 28,      JUNE 27,      JUNE 28,      JUNE 27,
                                                      1996          1997          1996          1997
                                                   ----------    ----------    ----------    ----------
Net sales ......................................   $   64,721    $   88,665    $  110,916    $  158,400
Cost of goods sold, excluding
  depreciation and amortization ................       58,396        79,235       100,353       141,852
                                                   ----------    ----------    ----------    ----------
     Gross profit ..............................        6,325         9,430        10,563        16,548
                                                   ----------    ----------    ----------    ----------
Selling, general and administrative expenses:
  Salaries and related costs ...................        2,318         4,225         4,533         7,632
  Rent, maintenance and related costs ..........          830         1,282         1,600         2,268
  Insurance expense ............................          186           313           377           606
  Automobile, travel and related costs .........          150           269           259           461
  Communication expense ........................          146           251           275           416
  Depreciation and amortization ................          325           392           604           750
  Other ........................................          214           327           360           611
                                                   ----------    ----------    ----------    ----------
                                                        4,169         7,059         8,008        12,744
                                                   ----------    ----------    ----------    ----------
     Operating income ..........................        2,156         2,371         2,555         3,804
                                                   ----------    ----------    ----------    ----------
Other income (expense):
  Interest expense .............................          (21)          (72)          (45)          (93)
  Interest income ..............................           54            63            89           104
  Other, net ...................................           83            94           116           156
                                                   ----------    ----------    ----------    ----------
                                                          116            85           160           167
                                                   ----------    ----------    ----------    ----------

Income before income taxes .....................        2,272         2,456         2,715         3,971
Provision for income taxes .....................          865           925           960         1,495
                                                   ----------    ----------    ----------    ----------
     Net income ................................   $    1,407    $    1,531    $    1,755    $    2,476
                                                   ==========    ==========    ==========    ==========
Earnings per share .............................   $     0.36    $     0.39    $     0.46    $     0.63
                                                   ==========    ==========    ==========    ==========
Weighted average common and common
  equivalent shares outstanding ................        3,856         3,954         3,855         3,952
                                                   ==========    ==========    ==========    ==========

                 The notes to consolidated financial statements
                   are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 28,    JUNE 27,
                                                             1996        1997
                                                           --------    --------
Cash flows from operating activities:
  Net income ...........................................   $  1,755    $  2,476
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization ....................        604         750
      Other ............................................          4          65
      Change in assets and liabilities:
      Accounts receivable ..............................     (4,463)     (5,240)
      Inventories ......................................     (1,050)     (1,230)
      Prepaid expenses .................................       (145)       (674)
      Other assets .....................................         80        (281)
      Accounts payable .................................      3,035       6,744
      Accrued expenses and other current
        liabililties ...................................        135         569
                                                           --------    --------
          Total adjustments ............................     (1,800)        703
                                                           --------    --------
          Net cash (used in) provided by
            operating activities .......................        (45)      3,179
                                                           --------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment, net ......       (731)     (3,722)
  Proceeds from sale of equipment ......................          6        --
  Cost of acquisitions, exclusive of cash acquired .....       --          (932)
  Net cash used in investing activities ................       (725)     (4,654)
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from revolving line of credit ...............       --         2,500
  Repayments of  revolving line of credit ..............     (1,000)     (2,500)
  Additions to long term indebtedness ..................       --           106
  Repayments of long-term indebtedness .................        (28)       (256)
  Net proceeds from exercise of employee stock options .        199         118
                                                           --------    --------
          Net cash used in financing activities ........       (829)        (32)
                                                           --------    --------
          Net decrease in cash and cash equivalents ....     (1,599)     (1,507)

Cash and cash equivalents at beginning of period .......      1,851       4,297
                                                           --------    --------
Cash and cash equivalents at end of period .............   $    252    $  2,790
                                                           ========    ========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................   $      5    $     93
  Cash paid for income taxes ...........................   $    883    $  1,275

                 The notes to consolidated financial statements
                   are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

        Fresh America Corp. (the "Company") is an integrated food distribution management company engaged in the procurement, processing, warehousing and delivery of fresh produce and other refrigerated perishable products. The Company was founded in 1989 and operates in 39 states through fifteen distribution and processing facilities.

        UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of June 27, 1997 and the related consolidated statements of income and cash flows for the quarters and six month periods ended June 27, 1997 and June 28, 1996 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments consisting of only normal recurring adjustments necessary for a fair statement of the results of the interim periods.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 3, 1997. The results for the quarters and six month periods ended June 27, 1997 and June 28, 1996 may not be indicative of operating results for the full year.

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

        The Agreement provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by forty per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any. In February 1997, the Company was advised by Sam's that it was exercising the existing option under the Agreement and that Sam's would begin to distribute directly to forty clubs currently serviced by the Company's Atlanta distribution center. Such transition began in late March 1997, and is expected to result in approximately $15.0 to $20.0 million less revenue for the 1997 fiscal year as compared to fiscal 1996 relative to the clubs Sam's will distribute to directly. The Company does not believe this action will have a material adverse effect on its consolidated financial condition. As of August 7, 1997, distribution services have been transitioned on 27 of the forty clubs.

NOTE 3.  ACQUISITIONS AND AGREEMENTS.

    On November 4, 1996, the Company acquired substantially all of the business and net assets of Produce Plus, Inc. ("Produce Plus"), a privately owned specialty food service distribution company based in Houston, Texas. Consideration for the net assets received consisted of $829,000 in cash, 14,118 shares of Company stock valued at $18.88 per share and a contingent convertible promissory note to be valued at an amount no greater than $600,000, such future

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                                   (Unaudited)

value being determined by certain agreed upon levels of pretax earnings of Produce Plus for the two years ended January 1, 1999. Seventy-five percent of the value, if any, of such note may be paid (at Produce Plus' option) in the form of Company stock at $21.25 per share. The Company has recently agreed to pay off the convertible promissory note at an amount less than the maximum.

        On January 22, 1997, the Company acquired substantially all of the net assets and the business of CPT Enterprises, Inc. d/b/a/ Chef's Produce Team, ("CPT") a Los Angeles-based food service company providing specialty produce to upscale restaurants and hotels throughout California and Nevada. As consideration for the assets received, the Company assumed liabilities of approximately $1.5 million, with future additional consideration depending on the achievement of certain levels of pretax earnings over three years through fiscal 1999.

        On March 7, 1997, the Company acquired the business and substantially all of the operating assets of One More Tomato, Inc. ("OMT") for $573,000 in cash and the assumption of certain liabilities. OMT is a tomato repackaging and distribution company located in Houston, Texas.

        On May 22, 1997, the Company acquired the business and substantially all of the operating assets of Pitman Produce of Orlando, Inc., a privately owned specialty food service distribution company based in Orlando, Florida. The Company paid $243,000 in cash as consideration for the assets received.

        These acquisitions were each accounted for as purchase transactions, and accordingly, have been included in the Company's financial results since their respective dates of acquisition. The purchase price recorded to date in these and previous transactions exceeded the fair market value of the assets acquired; hence total goodwill of $1,074,000 and $2,603,000 is included in the consolidated balance sheet at January 3, 1997 and June 27, 1997, respectively, less the amortization of such goodwill over a 15 year period. The pro forma effect of these acquisitions, as if they were acquired on January 5, 1996 has not been presented as none of these transactions are considered material to the consolidated results for either period.

        On February 28, 1997, the Company entered into a five year agreement with Fast Food Merchandiser's, Inc. ("FFM"), a wholly owned subsidiary of Hardee's Food Systems, Inc. to source and distribute produce products to all FFM distribution centers nationwide. Coinciding with the distribution agreement, the Company acquired the produce processing center in Richmond, Indiana from FFM for approximately $2.9 million.

NOTE 4.  DEBT.

        On February 28, 1997, the Company borrowed $2.5 million under its $5.0 million revolving line of credit agreement, which expires on July 31, 1998. Interest payments under the line of credit are due monthly and accrue at the bank's prime rate, which was 8.5% as of June 27, 1997. The amount borrowed was repaid on June 12, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the consolidated statements of income as a percentage of net sales.

                                      Quarter Ended          Six Months Ended
                                   --------------------    --------------------
                                   June 28,    June 27,    June 28,    June 27,
                                     1996        1997        1996        1997
                                   --------    --------    --------    --------
Net sales ......................      100.0%      100.0%      100.0%      100.0%
Cost of goods sold .............       90.2        89.3        90.5        89.6
                                   --------    --------    --------    --------
Gross profit ...................        9.8        10.7         9.5        10.4
Selling, general and
  administrative expenses ......        6.5         8.0         7.2         8.0
                                   --------    --------    --------    --------
Operating income ...............        3.3         2.7         2.3         2.4
Other income (expense) .........        0.2          .1         0.2          .1
                                   --------    --------    --------    --------
Income before income taxes .....        3.5         2.8         2.5         2.5
Provision for income taxes .....        1.3         1.1         0.9         0.9
                                   --------    --------    --------    --------
Net income .....................        2.2%        1.7%        1.6%        1.6%
                                   ========    ========    ========    ========

COMPARISON OF QUARTER ENDED JUNE 27, 1997 WITH QUARTER ENDED JUNE 28, 1996

        SEE NOTES TO THE PRECEDING FINANCIAL STATEMENTS FOR A GENERAL BUSINESS DESCRIPTION AND DISCUSSION OF ACQUISITIONS. THE QUARTERS ENDED JUNE 27, 1997 AND JUNE 28, 1996 BOTH CONSIST OF THIRTEEN WEEKS.

        NET SALES. Net sales increased $23.9 million, or 37.0%, from $64.7 million in the second quarter of 1996 to $88.7 million in the second quarter of 1997. The increase was primarily due to: a) acquisitions made subsequent to the second quarter of 1996 ($10.3 million); b) expansion and increase in sales of several distribution programs amounting to $8.0 million and c) a $4.6 million increase in Sam's revenues between the two comparable quarters. As a percentage of total net sales, Sam's consisted of 72.3% in the second quarter of 1997 compared with 91.9% in the second quarter of 1996.

        COST OF GOODS SOLD. Cost of goods sold increased by $20.8 million, or 35.6%, from $58.4 million in the second quarter of 1996 to $79.2 million in the second quarter of 1997, primarily reflecting the increase in net sales explained above. As a percentage of net sales, cost of goods sold decreased from 90.2% to 89.3% due to an increase in specialty food service and value-added businesses, which have higher gross margins. Revenues from these businesses were nearly 15% of total revenue in the second quarter of 1997 compared to less than 4% in the same quarter in the previous year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $2.9 million or 69.3%, from $4.2 million in the second quarter of 1996 to $7.1 million in the second quarter of 1997. As a percentage of net sales, SG&A expenses increased from 6.5% to 8.0%. The increase in SG&A is due primarily to the SG&A expenses related to businesses acquired subsequent to the second quarter of 1996.

        OPERATING INCOME. As a result of the foregoing factors, operating income increased by $0.2 million from $2.2 million in the second quarter of 1996 to $2.4 million in the second quarter of 1997. As a percentage of net sales, operating income decreased from 3.3% in the second quarter of 1996 to 2.7% in the second quarter of 1997.

        NET INCOME. As a result of the foregoing factors, net income increased by $0.1 million from $1.4 million in the second quarter of 1996 to $1.5 million in the second quarter of 1997. As a percentage of net sales, net income decreased from 2.2% in the second quarter of 1996 to 1.7% in the second quarter of 1997.

COMPARISON OF SIX MONTHS ENDED JUNE 27, 1997 TO SIX MONTHS ENDED JUNE 28, 1996.

        SEE NOTES TO THE PRECEDING FINANCIAL STATEMENTS FOR A GENERAL BUSINESS DESCRIPTION AND DISCUSSION OF ACQUISITIONS. THE SIX MONTH PERIODS ENDED JUNE 27, 1997 AND JUNE 28, 1996 BOTH CONSIST OF 25 WEEKS.

        Net sales. Net sales increased $47.5 million, or 42.8%, from $110.9 million in the first six months of 1996 to $158.4 million in the first six months of 1997. The increase was primarily due to: a) expansion and increase in sales of several distribution programs amounting to $14.8 million , b) acquisitions made subsequent to June 28, 1996 ($16.2 million) and c) a $14.7 million increase in Sam's revenues between the two comparable periods. As a percentage of total net sales, Sam's consisted of 74.1% in the first six months of 1997 compared with 92.6% in the same period in 1996.

        COST OF GOODS SOLD. Cost of goods sold increased by $41.5 million, or 41.4%, from $100.4 million in the first six months of 1996 to $141.9 million in the first six months of 1997, primarily reflecting the increase in net sales explained above. As a percentage of net sales, cost of goods sold decreased from 90.5% to 89.6% due to an increase in specialty food service and value added businesses, which have higher gross margins. Revenues from these businesses were 13.6% of total revenue in the first six months of 1997 compared to 4.1% in the comparable period in 1996.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $4.7 million or 59.1%, from $8.0 million in the first six months of 1996 to $12.7 million in the first six months of 1997. As a percentage of net sales, SG&A expenses increased from 7.2% to 8.0 %. The increase is due primarily to the SG&A expenses related to businesses acquired subsequent to June 28, 1996.

        OPERATING INCOME. As a result of the foregoing factors, operating income increased by $1.2 from $2.6 million in the first six months of 1996 to $3.8 million in the first six months of 1997. As a percentage of net sales, operating income increased from 2.3% to 2.4%.

        PROVISION FOR INCOME TAXES. The increase in the effective tax rate from 35.3% in the first six months of 1996 to 37.6% in the first six months of 1997 is due to 1996 including a benefit from the elimination of a valuation allowance related to a net operating loss carryforward.

        NET INCOME. As a result of the foregoing factors, net income increased by $0.7 million from $1.8 million in the first six months of 1996 to $2.5 in the first six months of 1997. As a percentage of net sales, net income was 1.6% in both comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $3.2 million for the six months ended June 27, 1997 compared to cash used by operations of $45,000 in the six months ended June 28, 1996. The difference is primarily due to increased profitability in the six months ended June 27, 1997 and the timing of usage of working capital.

        Cash used in investing activities increased $3.9 million from $0.7 million in the six months ended June 28, 1996 to $4.7 million in the six months ended June 27, 1997. The increase is due to the purchase of a processing and distribution center in Richmond, Indiana and the acquisition of other companies.

        Cash used in financing activities was $32,000 in the first six months of 1997 compared to $829,000 in the first six months of 1996. In the first six months of 1997, borrowings of $2.5 million earlier in the period were repaid. In the corresponding period in 1996, cash of $1.0 million was used to repay an outstanding note payable.

        At June 27, 1997, the Company had working capital of $11.8 million compared to $14.2 million at January 3, 1997. The Company has a new $14 million revolving line of credit and term loan bank facility available which can be used for general corporate purposes and for acquisitions. The term loan portion can be drawn down through December 31, 1997. As of August 7, 1997, there were no outstanding balances under such facility.

    Management believes that the combination of cash generated from operating activities, availability under its new bank line of credit and the use of operating leases where appropriate is sufficient to meet its operating requirements, normal capital expenditure needs, and a portion of its acquisition and expansion funding requirements. The Company intends to continue its expansion activities and will require additional capital to meet such requirements. The Company believes it has access to the capital markets and can also obtain additional credit from financial institutions in order to raise the capital necessary to fund such expansion activities.

QUARTERLY RESULTS AND SEASONALITY

        The Company's business is seasonal, with its greatest quarterly sales volume historically occurring in the fourth quarter. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lost sales are replaced to some extent by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, pre-packaged products, such as vegetable trays, are strongest during the fourth quarter holiday season. Because the Company's results of operations depend significantly on sales generated during the fourth quarter, any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce, harsh weather conditions, or product costs, could have a disproportionate impact on the Company's results of operations for the full year.

INFLATION

        Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on the Company's sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating product costs as discussed in "Quarterly Results and Seasonality" above.

OUTLOOK AND UNCERTAINTIES

        Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy, significant competition, limitations arising from the Company's indebtedness, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1997, a copy of which may be obtained from the Company upon request.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

    None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits.

          Exhibit 10.1 - Credit Agreement between the Company and Bank of
                         America Texas, N.A. dated as of July 23, 1997.

          Exhibit 11.1 - Computation of Earnings Per Common Share.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
   (Registrant)

/S/ ROBERT C. KIEHNLE                        Date: August 7, 1997
Robert C. Kiehnle
Executive Vice President and
Chief Financial Officer