Form 10-Q/A
period 1997-06-27
FRESH AMERICA CORP
filed 1997-10-20
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                  AMENDMENT #1

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

      The form 10-Q of Fresh America Corp., for the quarterly period ended June 27, 1997, filed with the Securities and Exchange Commission is hereby amended by inserting the following.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The 1997 Annual Meeting of shareholders was held on June 19, 1997. At the meeting, the shareholders reelected Class III directors, Thomas M. Hubbard and Sheldon I. Stein, to serve three year terms until their successors are elected and qualified. Their terms will expire at the 2000 annual meeting. The terms of David I. Sheinfield and Colon Washburn will expire at the 1998 annual meeting; and the term of Steven R. Grinstead will expire at the 1999 annual meeting.

      In addition to the election of certain directors, the shareholders approved the adoption of the Fresh America Corp. 1996 Stock Option and Award Plan and ratified the selection of KPMG Peat Marwick LLP as Fresh America Corp.'s independent auditors for fiscal 1997.

      The results of the vote for the election of directors were as follows:
Thomas M. Hubbard, 3,222,503 for, 23,720 against; Sheldon I. Stein, 3,222,523 for, 23,700 against. In the vote on the adoption of the Fresh America Corp. 1996 Stock Option and Award Plan, 2,986,197 votes were cast for approval, 244,526 were cast against, and 15,500 were withheld. In the vote on ratification of independent auditors, 3,242,423 votes were cast for ratification, 3,800 were withheld.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
   (Registrant)

/s/ ROBERT C. KIEHNLE                             Date: OCTOBER 17, 1997
Robert C. Kiehnle
Executive Vice President and
Chief Financial Officer