Form 10-Q
period 1997-09-26
FRESH AMERICA CORP
filed 1997-11-10
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 26, 1997.

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

At November 6, 1997 the Registrant had 3,824,871 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 13. Exhibit index on page 12.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                       JANUARY 3,      SEPT. 27,
                                                          1997           1997
                                                       ----------     ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................     $    4,297     $      412
  Receivables:
    Trade accounts receivable ....................         20,912         25,486
    Other ........................................             39             73
                                                       ----------     ----------
      Total receivables ..........................         20,951         25,559
                                                       ----------     ----------
Inventories:
    Produce ......................................          1,680          2,297
    Supplies .....................................            260            368
                                                       ----------     ----------
      Total inventories ..........................          1,940          2,665
                                                       ----------     ----------
  Prepaid expenses ...............................            391          1,279
                                                       ----------     ----------
      Total current assets .......................         27,579         29,915
                                                       ----------     ----------
Property, plant and equipment, net ...............          5,920          9,695
Notes receivable from shareholders ...............            155            155
Other assets .....................................          1,553          5,258
                                                       ----------     ----------
                                                       $   35,207     $   45,023
                                                       ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt
    and capital leases ...........................     $      105     $      161
  Accounts payable ...............................         11,598         17,734
  Accrued salaries and wages .....................            311            542
  Other accrued expenses .........................          1,039            333
  Taxes payable ..................................            355            490
                                                       ----------     ----------
      Total current liabilities ..................         13,408         19,260
                                                       ----------     ----------
Long-term debt and capital leases,
  less current portion ...........................            547            755
                                                       ----------     ----------
Shareholders' equity:
  Common stock $.01 par value. Authorized
    10,000,000 shares: issued 3,711,795
    and 3,798,464 respectively ...................             37             38
  Additional paid-in capital .....................         14,693         14,891
  Retained earnings ..............................          6,522         10,079
                                                       ----------     ----------
      Total shareholders' equity .................         21,252         25,008
                                                       ----------     ----------
Commitments and contingencies
                                                       ----------     ----------
                                                       $   35,207     $   45,023
                                                       ==========     ==========

                 The notes to consolidated financial statements
                   are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                        QUARTER ENDED              NINE MONTHS ENDED
                                                   ------------------------    ------------------------
                                                    SEPT 27,      SEPT 26,      SEPT 27,      SEPT 26,
                                                      1996          1997          1996          1997
                                                   ----------    ----------    ----------    ----------
Net sales ......................................   $   59,726    $   90,800    $  170,642    $  249,200
Cost of goods sold, excluding
  depreciation and amortization ................       54,427        82,198       154,780       224,050
                                                   ----------    ----------    ----------    ----------
     Gross profit ..............................        5,299         8,602        15,862        25,150
                                                   ----------    ----------    ----------    ----------
Selling, general and administrative expenses:
  Salaries and related costs ...................        2,332         3,899         6,865        11,531
  Rent, maintenance and related costs ..........          883         1,637         2,482         3,905
  Insurance expense ............................          186           127           563           733
  Automobile, travel and related costs .........          123           206           382           667
  Communication expense ........................          117           297           392           713
  Depreciation and amortization ................          327           436           931         1,186
  Other ........................................          180           409           541         1,020
                                                   ----------    ----------    ----------    ----------
                                                        4,148         7,011        12,156        19,755
                                                   ----------    ----------    ----------    ----------
     Operating income ..........................        1,151         1,591         3,706         5,395
                                                   ----------    ----------    ----------    ----------
Other income (expense):
  Interest expense .............................          (20)          (25)          (65)         (118)
  Interest income ..............................           73           104           162           208
  Other, net ...................................          107            62           222           218
                                                   ----------    ----------    ----------    ----------
                                                          160           141           319           308
                                                   ----------    ----------    ----------    ----------
Income before income taxes .....................        1,311         1,732         4,025         5,703
Provision for income taxes .....................          500           651         1,460         2,146
                                                   ----------    ----------    ----------    ----------
     Net income ................................   $      811    $    1,081    $    2,565    $    3,557
                                                   ==========    ==========    ==========    ==========
Earnings per share .............................   $     0.21    $     0.27    $     0.65    $     0.90
                                                   ==========    ==========    ==========    ==========
Weighted average common and common
  equivalent shares outstanding ................        3,937         3,975         3,918         3,971
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

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             NINE MONTHS ENDED
                                                           --------------------
                                                           SEPT. 27,   SEPT. 26,
                                                             1996        1997
                                                           --------    --------
Cash flows from operating activities:
  Net income ...........................................   $  2,565    $  3,557
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization ....................        931       1,186
      Other ............................................          4          80
      Change in assets and liabilities:
        Accounts receivable ............................        663      (2,578)
        Inventories ....................................       (665)       (203)
        Prepaid expenses ...............................       (109)       (828)
        Other assets ...................................         25        (247)
        Accounts payable ...............................     (1,246)      3,476
        Accrued expenses and other current
          liabililties .................................         34        (725)
                                                           --------    --------
            Total adjustments ..........................       (353)        161
                                                           --------    --------
            Net cash provided by operating activities ..      2,212       3,718
                                                           --------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment, net ......     (1,414)     (4,343)
  Proceeds from sale of equipment ......................          6        --
  Cost of acquisitions, exclusive of cash acquired .....       --        (3,280)
                                                           --------    --------
            Net cash used in investing activities ......     (1,408)     (7,623)
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from revolving line of credit ...............       --         4,305
  Repayments of  revolving line of credit ..............     (1,000)     (4,305)
  Additions to long term indebtedness ..................       --           112
  Repayments of long-term indebtedness .................        (38)       (291)
  Net proceeds from exercise of employee stock options .        446         199
                                                           --------    --------
          Net cash (used in) financing activities ......       (592)         20
                                                           --------    --------
          Net increase (decrease) in cash and
            cash equivalents ...........................        212      (3,885)

Cash and cash equivalents at beginning of period .......      1,851       4,297
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  2,063    $    412
                                                           ========    ========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................   $     31    $    116
  Cash paid for income taxes ...........................   $  1,532    $  2,163

                 The notes to consolidated financial statements
                   are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Fresh America Corp. (the "Company") is an integrated food distribution management company engaged in the procurement, processing, warehousing and delivery of fresh produce and other refrigerated perishable products. The Company was founded in 1989 and operates in 39 states through sixteen distribution and processing facilities.

      UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of September 26, 1997 and the related consolidated statements of income and cash flows for the quarters and nine month periods ended September 26, 1997 and September 27, 1996 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments consisting of only normal recurring adjustments necessary for a fair statement of the results of the interim periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 3, 1997. The results for the quarters and nine-month periods ended September 26, 1997 and September 27, 1996 may not be indicative of operating results for the full year.

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

      The Agreement provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by forty per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any. In February 1997, the Company was advised by Sam's that it was exercising the existing option under the Agreement and would begin to distribute directly to forty clubs currently serviced by the Company's Atlanta distribution center. Such transition began in late March 1997. As it relates to the distribution to specific clubs being transitioned to Sam's, the impact of such transition is expected to result in approximately $15.0 to $20.0 million less revenue in fiscal 1997 as compared to fiscal 1996. The Company does not believe this action will have a material adverse effect on its consolidated financial condition. As of November 6, 1997 distribution services have been transitioned on 27 of the forty clubs. The remaining 13 clubs are expected to be transitioned during the fourth quarter of 1997.

NOTE 3.  ACQUISITIONS AND AGREEMENTS.

      On November 4, 1996, the Company acquired substantially all of the business and net assets of Produce Plus, Inc. ("Produce Plus"), a privately owned specialty food service distribution company based in Houston, Texas. Consideration for the net assets received consisted of $829,000 in cash, 14,118 shares of Company stock valued at $18.88 per share and a contingent convertible promissory note to be valued at an amount no greater than $600,000. During the third quarter, the Company settled the contingent payment at a value of $500,000 and such amount was recognized as additional cost of acquiring Produce Plus and was allocated to goodwill.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                                   (Unaudited)

      On January 22, 1997, the Company acquired substantially all of the net assets and the business of CPT Enterprises, Inc. d/b/a/ Chef's Produce Team ("CPT"), a Los Angeles-based food service company providing specialty produce to upscale restaurants and hotels throughout California and Nevada. As consideration for the assets received, the Company assumed liabilities of approximately $1.5 million, with future additional consideration depending on the achievement of certain levels of pretax earnings over three years through fiscal 1999.

      On March 7, 1997, the Company acquired the business and substantially all of the operating assets of One More Tomato, Inc. ("OMT") for $573,000 in cash and the assumption of certain liabilities. OMT is a value-added tomato repackaging and distribution company located in Houston, Texas.

      On May 22, 1997, the Company acquired the business and substantially all of the operating assets of Pitman Produce of Orlando, Inc., a privately owned specialty food service distribution company based in Orlando, Florida. The Company paid $243,000 in cash as consideration for the assets received.

      On August 27, 1997, the Company acquired all of the capital stock of privately owned Kalil Fruit and Vegetable, Inc. ("Kalil") for $1,955,000 in cash. Kalil is a produce distribution and value-added processing company based in Houston, Texas.

      These acquisitions were each accounted for as purchase transactions, and accordingly, have been included in the Company's financial results since their respective dates of acquisition. The purchase price recorded to date in these and a previous transaction exceeded the fair market value of the assets acquired; hence total goodwill of $1,074,000 and $4,590,000 is included in the consolidated balance sheet at January 3, 1997 and September 26, 1997, respectively, less the amortization of such goodwill over a 15 year period. The pro forma effect of these acquisitions, as if they were acquired on January 5, 1996 has not been presented as these transactions are not considered material to the consolidated results of operations individually or in the aggregate.

      On February 28, 1997, the Company entered into a five-year agreement with Fast Food Merchandiser's, Inc. ("FFM"), a wholly-owned subsidiary of Hardee's Food Systems, Inc. to source and distribute produce products to all FFM distribution centers nationwide. Coinciding with the distribution agreement, the Company acquired the value-added produce processing center in Richmond, Indiana from FFM for approximately $2.9 million.

NOTE 4.  DEBT.

      On February 28, 1997, the Company borrowed $2.5 million under its $5.0 million revolving line of credit agreement which was repaid on June 12, 1997. In July 1997, the Company entered into an agreement with a bank to provide a revolving credit line of up to $10 million and a term loan of up to $4 million. The agreement expires December 31, 1999. No amounts were outstanding as of September 26, 1997.


NOTE 5. SUBSEQUENT EVENTS.

      On September 29, 1997, the Company acquired substantially all of the business and net assets of Bano Quality Produce, Inc. ("Bano"), a privately owned produce distribution and value-added processing company based in Baton Rouge, Louisiana. Consideration for the net assets received consisted of $850,000 in cash, 12,107 shares of Company stock valued at $20.65 per share and a contingent convertible promissory note to be valued at an amount no greater than $180,000, such future value being determined by certain agreed upon levels of pretax earnings of Bano for the three years ended January 6, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the components of the consolidated statements of income as a percentage of net sales.

                                          QUARTER ENDED       NINE MONTHS ENDED
                                      ---------------------  -------------------
                                       Sept. 27,  Sept. 26,  Sept. 27  Sept. 26,
                                         1996       1997       1996       1997
                                      ----------  ---------  --------  ---------
Net sales ..........................     100.0%     100.0%     100.0%     100.0%
Cost of goods sold .................      91.1       90.5       90.7       89.9
                                         -----      -----      -----      -----
Gross profit .......................       8.9        9.5        9.3       10.1
Selling, general and
   administrative expenses .........       7.0        7.7        7.1        7.9
                                         -----      -----      -----      -----
Operating income ...................       1.9        1.8        2.2        2.2
Other income (expense) .............       0.3        0.1        0.2        0.1
                                         -----      -----      -----      -----
Income before income taxes .........       2.2        1.9        2.4        2.3
Provision for income taxes .........       0.8        0.7        0.9        0.9
                                         -----      -----      -----      -----
Net income .........................       1.4%       1.2%       1.5%       1.4%
                                         =====      =====      =====      =====

COMPARISON OF QUARTER ENDED  SEPTEMBER 26, 1997 TO QUARTER ENDED SEPTEMBER 27,
1996

      SEE NOTES TO THE PRECEDING FINANCIAL STATEMENTS FOR A GENERAL BUSINESS DESCRIPTION AND DISCUSSION OF ACQUISITIONS. THE QUARTERS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996 BOTH CONSIST OF THIRTEEN WEEKS.

      NET SALES. Net sales increased $31.1 million, or 52.0%, from $59.7 million in the third quarter of 1996 to $90.8 million in the third quarter of 1997. The increase was primarily due to: a) acquisitions made subsequent to the third quarter of 1996 ($13.5 million); b) expansion and increase in sales of several distribution programs amounting to $10.6 million and c) a $5.7 million increase in Sam's revenues between the comparable quarters. As a percentage of total net sales, Sam's consisted of 65.2% in the third quarter of 1997 compared with 89.6% in the third quarter of 1996.

      COST OF GOODS SOLD. Cost of goods sold increased by $27.8 million, or 51.0%, from $54.4 million in the third quarter of 1996 to $82.2 million in the third quarter of 1997, primarily reflecting the increase in net sales explained above. As a percentage of net sales, cost of goods sold decreased from 91.1% to 90.5% due primarily to an increase in revenue from specialty food service and value-added businesses, which generally have higher gross margins than the margins derived from the Sam's Club agreement. Revenues from these businesses were 18.5% of total revenue in the third quarter of 1997 compared to 4.0% in the same quarter in the previous year.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $2.9 million or 69.0%, from $4.1 million in the third quarter of 1996 to $7.0 million in the third quarter of 1997. As a percentage of net sales, SG&A expenses increased from 7.0% to 7.7%. The increase in SG&A is due primarily to the SG&A expenses related to businesses acquired subsequent to the third quarter of 1996.

      OPERATING INCOME. As a result of the foregoing factors, operating income increased by $0.4 million from $1.2 million in the third quarter of 1996 to $1.6 million in the third quarter of 1997. As a percentage of net sales, operating income decreased from 1.9% in the third quarter of 1996 to 1.8% in the third quarter of 1997.

      NET INCOME. As a result of the foregoing factors, net income increased by $0.3 million from $0.8 million in the third quarter of 1996 to $1.1 million in the third quarter of 1997. As a percentage of net sales, net income decreased from 1.4% in the third quarter of 1996 to 1.2% in the third quarter of 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 26, 1997 TO NINE MONTHS ENDED SEPTEMBER 27, 1996.

      SEE NOTES TO THE PRECEDING FINANCIAL STATEMENTS FOR A GENERAL BUSINESS DESCRIPTION AND DISCUSSION OF ACQUISITIONS. THE NINE MONTH PERIODS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996 BOTH CONSIST OF 38 WEEKS.

      NET SALES. Net sales increased $78.6 million, or 46.0%, from $170.6 million in the first nine months of 1996 to $249.2 million in the first nine months of 1997. The increase was primarily due to: a) acquisitions made subsequent to September 27, 1996 ($29.4 million), b) expansion and increase in sales of several distribution programs amounting to $25.2 million, and c) a $20.4 million increase in Sam's revenues between the two comparable periods. As a percentage of total net sales, Sam's consisted of 70.8% in the first nine months of 1997 compared with 91.5% in the same period in 1996.

      COST OF GOODS SOLD. Cost of goods sold increased by $69.3 million, or 44.8%, from $154.8 million in the first nine months of 1996 to $224.1 million in the first nine months of 1997, primarily reflecting the increase in net sales explained above. As a percentage of net sales, cost of goods sold decreased from 90.7% to 89.9% due primarily to an increase in revenue from specialty food service and value added businesses, which generally have higher gross margins than the margins derived from the Sam's Club agreement. Revenues from these businesses were 15.4% of total revenue in the first nine months of 1997 compared to 4.1% in the comparable period in 1996.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $7.6 million or 62.5%, from $12.2 million in the first nine months of 1996 to $19.8 million in the first nine months of 1997. As a percentage of net sales, SG&A expenses increased from 7.1% to 7.9 %. The increase is due primarily to the SG&A expenses related to businesses acquired subsequent to September 27, 1996.

      OPERATING INCOME. As a result of the foregoing factors, operating income increased by $1.7 from $3.7 million in the first nine months of 1996 to $5.4 million in the first nine months of 1997. As a percentage of net sales, operating income was 2.2% in both comparable periods.

      PROVISION FOR INCOME TAXES. The increase in the effective tax rate from 36.3% in the first nine months of 1996 to 37.6% in the first nine months of 1997 is due to 1996 including a benefit from the elimination of a valuation allowance related to a net operating loss carryforward.

      NET INCOME. As a result of the foregoing factors, net income increased by $1.0 million from $2.6 million in the first nine months of 1996 to $3.6 in the first nine months of 1997. As a percentage of net sales, net income decreased from 1.5% in the first nine months of 1996 to 1.4% in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $3.7 million for the nine months ended September 26, 1997 compared to $2.2 million in the nine months ended September 27, 1996. The difference is primarily due to increased profitability in the nine months ended September 26, 1997 and the timing of usage of working capital.

      Cash used in investing activities increased $6.2 million from $1.4 million in the nine months ended September 27, 1996 to $7.6 million in the nine months ended September 26, 1997. The increase is primarily due to the purchase of a processing and distribution center in Richmond, Indiana and the acquisition of other businesses.

      Cash provided by financing activities was $20,000 in the first nine months of 1997 compared to cash used in financing activities of $592,000 in the first nine months of 1996. In the first nine months of 1997, borrowings of $4.3 million during the period were repaid. In the corresponding period in 1996, cash of $1.0 million was used to repay the revolving line of credit.

      At September 26, 1997, the Company had working capital of $10.7 million compared to $14.2 million at January 3, 1997. The decrease is primarily due to cash used for acquisitions made during 1997. The Company has a new $14 million revolving line of credit and term loan bank facility available which can be used for general corporate purposes and for acquisitions. The term loan portion can be drawn down through December 31, 1997. As of November 6, 1997, there was an outstanding balance of $2.8 million under such facility.

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

OUTLOOK AND UNCERTAINTIES

      Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy and successfully integrate acquired operations, dependence on it primary customer, significant competition, limitations arising from the Company's indebtedness, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1997, a copy of which may be obtained from the Company upon request.

                         PART II - OTHER INFORMATION


ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

            Exhibit 11.1 -    Computation of Earnings Per Common Share.

   (b) Reports on Form 8-K

            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
  (Registrant)


/s/ ROBERT C. KIEHNLE                              Date: NOVEMBER 6, 1997
    Robert C. Kiehnle
    Executive Vice President and
    Chief Financial Officer