Form 10-K
period 1998-01-02
FRESH AMERICA CORP
filed 1998-03-31
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-24124


                               FRESH AMERICA CORP.
                           6600 LBJ FREEWAY, SUITE 180
                                DALLAS, TX 75240
                                  (972)774-0575

INCORPORATED IN:
TEXAS                                                               IRS EMPLOYER
                                                  IDENTIFICATION NO.: 76-0281274

          Securities registered pursuant to Section 12(b) of the Act::
                                      NONE

                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                               Nasdaq Stock Market

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                         Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Based on the closing price reported on the Nasdaq National Market on March 9, 1998, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $97 million.

        The number of common shares outstanding of the registrant was 4,771,420 as of March 9, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCES:

Proxy statement for 1998 annual meeting of shareholders tentatively scheduled for June 18, 1998. Part III

                                     PART I
ITEM 1. BUSINESS.

GENERAL

        Fresh America Corp. ("Fresh America" or the "Company") is a provider of integrated food distribution management services for fresh produce and other refrigerated perishable products. These services include regional/centralized purchasing; warehousing; distribution; logistics; systems; and customer support. The Company serves over 2,000 customers and operates in 43 states and Canada through twenty-two distribution and processing facilities located in Texas, Georgia, Florida, Pennsylvania, Indiana, Ohio, Illinois, Louisiana, Nevada, California and Ontario, Canada. Throughout its history, the Company has developed the expertise, infrastructure and systems to offer both buyers and sellers of fresh produce a broad menu of services. Because of its perishable nature, fresh produce presents challenges in procurement and distribution and is generally handled by specialized distributors.

        The Company was founded in 1989 and commenced operations by delivering produce to one Sam's Club ("Sam's"), a division of Wal-Mart Stores, Inc. ("Wal-Mart"). The success of the initial venture in Houston, Texas allowed the Company to rapidly expand its relationship with Sam's. From 1989 to 1994, the Company increased its service to 190 Sam's units, primarily in the northeast, southeast and southwest United States. Initially, Fresh America maintained ownership of the fixtures in each Sam's, and provided Fresh America employees to physically control the inventory in each store. In late 1995, the Sam's contract was restructured to a more traditional supplier arrangement with Fresh America providing procurement, warehousing and distribution of fresh produce and other perishable products to Sam's. As of January 2, 1998, the Company serviced 342 Sam's under a five-year exclusive agreement which expires in November 2000. Over the past two years, Fresh America has grown significantly through twelve acquisitions and development of distribution and outsourcing programs with several new customers.

STRATEGY

The Company is focused on strategically leveraging its infrastructure and cash flow associated with its existing businesses in order to diversify and broaden its customer base, geographic coverage, market penetration and service offering. Embedded in this strategy is the Company's continued pursuit of strategic acquisitions. In order to meet these objectives, management has developed a number of important strategies considered key to the success of the business:
(i) adhere to its proven operating model; (ii) pursue selected acquisitions and internal growth opportunities; (iii) diversify its customer base, service offerings and geographic locations; (iv) maintain and enhance customer relationships; (v) pursue new opportunities; and (vi) remain a high quality, high value provider of food distribution management services.

        Over the past two and half years, the Company has executed a growth strategy driven by acquisition and internal expansion. The Company intends to continue to seek acquisition targets, as well as expand its existing operations in various locations. Fresh America seeks acquisitions and alliances that offer synergy with its existing operations, maximize utilization of its distribution network and capabilities, and represent both efficient use of its capital and profitable growth potential. The diversification of its business base is embedded into the benefits associated with such expansion. Further, Fresh America believes there will continue to be numerous acquisition opportunities for several reasons including acquisition targets being subject to (i) generational turnover, (ii) lack of sufficient capital to grow and invest in systems and facilities and (iii) insufficient buying power to receive competitive prices from suppliers.

ACQUISITIONS

        Since late 1995, the Company has completed twelve acquisitions. The table below sets forth a schedule of the Company's acquisitions:

       DATE       COMPANY                        LOCATION         SERVICES*
       ----       -------                        --------         ---------
September 1995    Lone Star Produce, Inc.        Austin, TX            1

November 1996     Produce Plus, Inc.             Houston, TX           1

(ACQUISITIONS CONTINUED)
       DATE       COMPANY                        LOCATION         SERVICES*
       ----       -------                        --------         ---------
January 1997      Chef's Produce Team            Los Angeles, CA       1

March 1997        One More Tomato, Inc.          Houston, TX           3

May 1997          Pittman Produce of Orlando,
                  Inc.                           Orlando, FL           1

August 1997       C. Kalil Fruit & Vegetable,
                  Inc.                           Houston, TX         1,2,3

September 1997    Bano Quality Produce, Inc.     Baton Rouge, LA      1,3

December 1997     Premier Produce, Inc.          San Antonio, TX       1

December 1997     Tomahawk Produce, Inc.         Atlanta, GA         1,2,3

January 1998      Hereford Haven, Inc.
                  d/b/a Martin Bros.             Dallas, TX           2,3

February 1998     Francisco Distributing Co.     Norwalk, CA           2

March 1998        Ontario Tree Fruits Ltd.
                       and Affiliates            Toronto, Ontario      2
*Services:
1. Specialty Food Service; 2. Retail/Wholesale; 3. Value-Added.

On February 2, 1998, the Company acquired substantially all of the assets of Francisco Distributing Company ("Francisco"), a food marketing, distribution and repackaging company headquartered in Norwalk, California. Francisco repacks produce under its own brand names as well as national labels and sells to grocery chains, produce brokers and wholesalers on a nationwide basis.

On March 4, 1998, the Company acquired all of the capital stock of Ontario Tree Fruits Ltd. and Affiliates ("OTF"), a produce distribution company based in Toronto, Ontario. OTF imports and distributes fresh produce to large retail chains and hundreds of independent grocers and wholesalers in Canada and the Northeastern United States.

        For more information, see Notes 3 and 12 to the accompanying consolidated financial statements.

SERVICES

        The Company organizes itself by four primary service areas: program distribution; specialty food service; retail accounts; and value-added. Within each area, the Company provides a broad array of services, which may include regional/centralized purchasing; warehousing; distribution; logistics; systems; and customer support. Below is a description of each of the Company's four primary service areas.

        PROGRAM DISTRIBUTION. As part of its integrated distribution service offering, Fresh America seeks to offer an array of outsourcing services. These services allow customers, such as Sam's Club, Alliant Food Service ("Alliant"), Dole Fresh Vegetables, Inc. ("Dole"), and Fast Food Merchandiser's, Inc. ("FFM"), to outsource certain aspects of their fresh produce distribution function to Fresh America primarily for the purpose of eliminating the infrastructure required to perform those activities.

        In its program distribution business, the Company is typically compensated on a fee for service or a pre-determined margin basis. For example, with respect to the Sam's Club program, the Company coordinates the purchase, transportation and consolidation of produce based on the requirements of each Sam's location. Fresh America purchases the produce and coordinates the shipment to one of its six distribution centers where it is combined with other produce and shipped to the Sam's location by the Company's trucks or third-party carriers. For its services, the Company earns a pre-determined margin. With respect to Alliant, the Company coordinates the shipment directly to an Alliant facility and earns a fee per case.


        SPECIALTY FOOD SERVICE. Over the past two and a half years, the Company has placed major emphasis on growth in specialty food service, which produces higher gross margins. Food service customers include restaurants, hotels, schools, hospitals and other institutions. Produce is purchased by the Company and shipped to a number of customers. Distribution of produce to food service accounts generally requires a higher level of service, entailing as many as six deliveries a week.

        RETAIL/WHOLESALE. The Company sells produce and provides distribution services to national and regional retail accounts which include supermarkets, independent grocers and other purchasers of fresh produce and other food products. Fresh America provides a variety of services, which include procuring, repacking, warehousing and distributing of fresh produce for these customers. Produce is generally distributed to central warehouses or directly to grocery store locations.


        VALUE-ADDED CAPABILITIES. The Company performs certain value-added functions for customers, including produce ripening and repacking activities, the assembly and preparation of fruit baskets and party trays of pre-cut vegetables and the processing and packing of various produce items. In early 1997, the Company established its value-added capabilities through the purchase of a processing facility in Richmond, Indiana and the acquisition of One More Tomato, Inc. ("OMT") in Houston, Texas. The Richmond facility primarily processes and packages fresh vegetables. The facility also employs ripening, sorting and packing equipment for tomatoes. OMT ripens, sorts and repackages tomatoes. Recently, the Company added value-added operations in Dallas, Texas with the purchase of Hereford Haven, Inc. d/b/a Martin Bros. ("Martin") and in Atlanta, Georgia with the purchase of Tomahawk Produce, Inc. ("Tomahawk").

PRODUCTS

        The Company provides and procures approximately 500 items in several product categories, including fresh produce, refrigerated pre-packed produce, and processed foods. Fresh produce includes staple items such as apples, lemons, lettuce, bananas, oranges, grapefruit, onions, tomatoes, potatoes and garlic, and seasonal items such as strawberries, blueberries, cherries, grapes, peaches, plums, avocados and watermelons. Refrigerated pre-packed produce includes chopped lettuce and pre-sliced fruits and vegetables, including party trays of fresh, pre-cut vegetables. Processed foods include prepackaged salads, prepared salads and a limited selection of salad dressings. The Company also provides certain specialty types of produce. For example, Francisco ships and repackages mangos, peppers and honey dew melons in the United States, while OTF imports various specialty items such as chestnuts and clementines.

OPERATIONS

        WAREHOUSE AND DISTRIBUTION. Fresh America conducts its operations out of twenty-two operating facilities. Six of these facilities are distribution centers that primarily serve Sam's Club and are located in Dallas and Houston, Texas; Atlanta ,Georgia; Chicago, Illinois; Cincinnati, Ohio; and Wilkes-Barre, Pennsylvania. The other operating facilities are located in Texas, California, Florida, Louisiana, Nevada, Georgia, Arizona, Indiana and Ontario, Canada and primarily serve the customers of the acquired operations discussed previously. In addition, the Company maintains executive offices in Dallas, Texas where its senior management is based and an administrative and accounting office in Houston, Texas.

        Each distribution center employs between 20 and 100 employees, most of whom are involved in receiving and shipping, as well as driving the Company's transportation fleet. The distribution centers are designed for receiving, cold storage, sorting and shipping, and are located to allow the Company to distribute perishable products by truck to its customers throughout the respective regional geographical area. Fresh America has over one million square feet of warehousing and processing space.

        Fresh America's products are delivered from its distribution centers to customers utilizing Fresh America's fleet of leased and owned tractors, refrigerated trailers and refrigerated trucks, as well as third party trucking companies.

        PURCHASING. Fresh America employs purchasing agents in most of its operating locations who purchase produce directly from growers and shippers and cooperatives representing growers.

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

        In addition, the Company has a central buying department located in Dallas to handle the particular requirements of much of its program business, to purchase certain staple items common to all business units and to enhance its buying power.

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

        PERSONNEL. Fresh America refers to its employees as "associates" and attempts to maintain a team spirit among all of its associates. Management believes that the Company's relations with its associates are good. Only Francisco has associates who are represented by a labor union. As of March 9, 1998 the Company employed a total of approximately 1,126 full-time associates and 32 part-time associates, including approximately 67 corporate associates and 1,091 regional associates.

        COMPETITION. The Company operates in highly competitive markets, and its success will be largely dependent on its ability to provide quality products at the lowest possible prices. The produce industry is highly fragmented and is primarily comprised of smaller, family-owned operations serving local and regional markets. The Company also competes with national food service and wholesale food distribution companies, some of which have substantially greater financial resources than the Company.

        YEAR 2000. In 1997, the Company developed a plan to implement a new enterprise-wide management information system, which better meets the Company's diverse and long-term needs. Implementation of the new system commenced in March 1998 and is planned to be completed by the end of 1999. It is also expected to ensure that the Company's computer systems and applications will function properly beyond 1999 in all material respects. The Company believes that it has allocated adequate resources for this purpose and expects its year 2000 date conversion program to be successfully completed on a timely basis. There can, however, be no assurance that this will be the case. The Company has not separately estimated the expenditures expected to address the Year 2000 issue, as such expenditures were originally incorporated in the planned expenditures for the new management information project prior to the widespread recognition of the Year 2000 issue. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

SAM'S CLUB
        The Company's relationship with Sam's is governed by the terms and conditions of a five year agreement (the "Agreement") which became effective December 1, 1995 and expires on November 30, 2000. The agreement replaced the Company's pre-existing license agreement that expired on November 30, 1995.

        The Agreement gives Fresh America the exclusive right to distribute fresh fruit and vegetables, refrigerated pre-packed produce and produce-related refrigerated processed foods to Sam's Clubs located within the area served by the Company's six regional distribution centers. Under the Agreement, Sam's Club takes ownership of the product as it enters the clubs and resells to it Sam's Club members. Sam's has complete operational authority within the produce department in each club. Accordingly, Sam's has assumed all costs and liabilities related to the operation of the departments, including all merchandising and product shrink responsibilities. Fresh America electronically invoices Sam's Club based on deliveries to each club and payment is due electronically from Sam's Club nineteen days after receipt of invoice. Under the prior license agreement, the Company was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. Thus, the Company bore the merchandising and product shrink risks under such agreement.

        The Agreement may be terminated for cause if the Company commits a material breach under the Agreement or there are material documented problems with the distribution of products by the Company (after notice from Sam's and a 30 day opportunity to cure), if the Company loses its permit to operate under the Perishable Agricultural Commodities Act, or if the Company becomes bankrupt or insolvent or fails to pay its suppliers. Further, upon prior notice, Sam's may terminate the Agreement with respect to no more than 40 clubs per year within the Company's exclusive territory if a Wal-Mart or Sam's Club distribution center that is opened to service Wal-Mart Supercenters and/or Sam's Club elects to distribute produce to such clubs and is capable of doing so in the ordinary course of its business. During the third, fourth and fifth years of the term, the limit of 40 clubs per year will apply on a cumulative basis. Management believes that the Company is in compliance with all of the terms of the Agreement. The Agreement is generally not assignable by the Company without the consent of Sam's Club.

        In February 1997, Sam's advised the Company that as a result of the opening of its new Wal-Mart Supercenter Distribution Center in Winterhaven, Florida, it elected to exercise the existing option under the Agreement to distribute produce directly with respect to 40 clubs from such new location. The Company has conducted its operations assuming that Sam's will continue to withdraw 40 clubs per year for each of the remaining years of the Agreement. Accordingly, in March 1998, Sam's has begun the expected transfer of an additional 40 clubs. The lost revenue attributable to such clubs in fiscal 1998 is estimated to be less than 3 percent of the Company's total fiscal 1998 revenues. See Item 7, Management's Discussion and Analysis - Outlook and Uncertainties.

ITEM 2.  PROPERTIES.

        The Company's headquarters and executive offices occupy 8,238 square feet of leased space in an office building in Dallas, Texas. Its administrative and accounting office is located within its owned distribution center at Cutten Road in Houston. As of March 9, 1998, the Company conducts its operations from the following facilities:

                                                       SQUARE      EXPIRATION
   LOCATION                                 FOOTAGE   OWNED/LEASED    DATE
   --------                                 -------   ------------    ----
Arlington, TX                               105,000     Leased      03/31/01

Austin, TX                                  10,000      Owned           -

Baton Rouge, LA                             14,483      Leased      09/26/01

Chicago, IL                                 145,289     Leased      07/31/07

Cincinnati, OH                              47,000      Leased      12/31/05

Dallas, TX - Good Latimer Pkwy              32,000      Leased      01/31/99

Forest Park, GA                             10,000      Leased      09/30/99

Houston, TX - Cutten Road                   50,000      Owned           -

Houston, TX - West Loop                     80,496      Leased      04/30/08

Las Vegas, NV                                2,000      Leased       Monthly

Lawrenceville, GA                           64,000      Leased      01/18/02

Los Angeles, CA                             13,510      Leased      09/30/02

Milton, Ontario                             50,000      Owned           -

Norwalk, CA - Blackburn Street              60,000      Leased      11/30/98

Norwalk, CA - Leyva Street                 110,000     Leased       5/30/03

Orlando, FL                                 20,000      Leased      03/31/06

Richmond, IN                                37,000      Owned           -

Rio Rico, AZ                                16,000      Leased        Monthly

San Antonio, TX                              5,000      Leased      08/01/98

San Diego, CA                                2,000      Leased       Monthly

San Francisco, CA                           13,200      Leased      02/28/03

Toronto, Ontario                            23,000      Leased      Perpetual
                                                                    leasehold

Wilkes-Barre, PA                            50,000      Leased      11/30/99

        Management believes that its existing facilities are adequate for the Company's present level of operations and are generally capable of accommodating growth within each existing geographic territory. Expansion into a new geographic territory would require the Company to open one or more additional operating facilities.

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

                                    PART III

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

        The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol FRES. As of March 9, 1998 the Company had 72 holders of record for its common stock. The Company estimates that there were in excess of 1,000 beneficial owners of its common stock as of that date. The high and low sales prices for the common stock on the Nasdaq Stock Market for each quarter of fiscal 1996 and 1997 are shown below:

COMMON STOCK PRICE RANGE
                                            High              Low
                                           ------            -----
1996
        First Quarter                      15                9 1/2
        Second Quarter                     16 3/8            12 3/4
        Third Quarter                      21                10 1/2
        Fourth Quarter                     22 3/4            16

 1997
        First Quarter                      22 1/2            12 3/4
        Second Quarter                     18 3/4            10 5/8
        Third Quarter                      21 1/2            16 1/4
        Fourth Quarter                     27 7/8            17 1/8

        The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any earnings to support operations and to finance expansion, and therefore, does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, capital requirements, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. In addition, the Company's current senior credit facility prohibits the payment of cash dividends by the Company.

RECENT SALES OF UNREGISTERED SECURITIES

        On December 5, 1997, the Company acquired substantially all of the business and net operating assets of Premier Produce, Inc. ("Premier"), a privately owned food service distribution company based in San Antonio, Texas. Consideration for the net assets received consisted of $115,000 in cash, the assumption of $92,000 in liabilities and 4,669 shares of Company common stock valued at $23.56 per share. The Company issued the common stock in reliance on the exemption provided in Section 4(2) of the Securities Act of 1993, as amended (the "Securities Act").

        On January 2, 1998, the Company acquired all of the capital stock of privately owned Martin. Martin, based in Dallas, Texas, is a tomato repacker and provider of other produce distribution services. Consideration for the acquisition consisted of $500,000 in cash, payoff of $107,000 in notes payable and 37,500 shares of Company common stock valued at $20.00 per share. The Company issued the common stock in reliance on the exemption in Section 4(2) of the Securities Act.

        On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco for $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share and contingent consideration subject to a minimum of $2.5 million based on the pre-tax and pre-bonus earnings of Francisco for the 1998 and 1999 fiscal years. Such contingent payments are payable, at the Company's option, in cash or a combination of cash and common stock. The Company issued the common stock in reliance on the exemption in Section 4(2) of the Securities Act.

        On March 4, 1998, the Company acquired all of the capital stock of OTF for 609,713 shares of the Company's common stock valued at $19.07 per share. The Company issued the common stock in reliance on the exemption in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

        The following selected consolidated financial and operating data should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data contained herein. The statement of operations and balance sheet data for each of the five fiscal years ended January 2, 1998 are derived from the audited financial statements of the Company.

                                                                                 FISCAL YEAR ENDED (1)
                                                         ---------------------------------------------------------------
                                                         JAN. 2,        JAN. 3,     JAN. 5,         JAN.1,       JAN.2,
                                                          1998           1997        1996           1995          1994
                                                        --------      --------      --------      --------      --------
                                                                      (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA (2):
Net sales ........................................      $349,304      $239,177      $124,837      $115,927      $ 89,433
Cost of goods sold ...............................       312,444       215,927       103,118        95,366        73,655
                                                        --------      --------      --------      --------      --------
Gross profit .....................................        36,860        23,250        21,719        20,561        15,778
Selling, general and administrative ..............        29,457        17,254        18,711        17,645        14,361
                                                        --------      --------      --------      --------      --------
Operating income (loss) ..........................         7,403         5,996         3,008         2,916         1,417
Other income (expense) ...........................           184           361           427           282          (166)
                                                        --------      --------      --------      --------      --------
Income (loss) before taxes .......................         7,587         6,357         3,435         3,198         1,251
Provision for income taxes .......................         2,874         2,314         1,135         1,125           200
                                                        --------      --------      --------      --------      --------
Net income (loss) ................................      $  4,713      $  4,043      $  2,300      $  2,073      $  1,051
                                                        ========      ========      ========      ========      ========
Earnings per share - basic .......................      $   1.25      $   1.11      $   0.65      $   0.69      $   0.47(3)
                                                        ========      ========      ========      ========      ========
Earnings per share - diluted .....................      $   1.17      $   1.04      $   0.63      $   0.65
                                                        ========      ========      ========      ========
Pro forma earnings per share - diluted ...........                                                                 $0.43(3)
                                                                                                                ========
BALANCE SHEET DATA: ..............................                                (in thousands)
Working capital (deficit) ........................      $ 13,318      $ 14,171      $ 11,490      $ 10,661          (756)
Property, plant and equipment, net ...............        10,749         5,920         4,795         3,385         2,379
Total assets .....................................        60,131        35,207        29,832        22,958         9,336
Long-term debt and capital leases,
    less current portion .........................         6,193           547           610           213         1,150
Convertible preferred stock ......................          --            --            --            --           2,500
Shareholders' equity (deficit) ...................        27,619        21,252        16,497        14,195        (1,700)

(1) In fiscal years 1993-1994, the Company's fiscal year was a 52 or 53 week period ending on the first Sunday in January. Beginning with fiscal 1995 the Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January. Consequently, 1995 is a 52 week and 5 day period.

(2) As discussed in Item 1 - Business and in Note 3 to the accompanying financial statements, the Company has made several acquisitions in the last two years that affect the comparability of information reflected in the selected financial data.

(3) Due to the significant change in capitalization on and prior to closing of the Company's initial public offering, historical earnings per share have not been presented for fiscal 1993. Pro forma earnings per share for fiscal 1993 have been calculated as if all dilutive securities (including options and warrants) were converted to common stock (subject to the use of the treasury stock method) at January 4, 1993. For purposes of this pro forma presentation, it was assumed that the Common Stock had a fair value of $9.00 per share, its initial public offering price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the consolidated statements of income as a percentage of net sales.
                                                        FISCAL YEAR ENDED
                                               ----------------------------
                                              January 2, January 3, January 5,
                                                1998       1997       1996
                                               -------   -------   --------
Net sales ....................................  100.0%    100.0%    100.0%
Cost of goods sold ...........................   89.4      90.3      82.6
                                               -------   -------   --------
Gross profit .................................   10.6       9.7      17.4
Selling, general and administrative expenses .    8.5       7.2      15.0
                                               -------   -------   --------
Operating income .............................    2.1       2.5       2.4
Other income (expense) .......................     --       0.2       0.4
                                               -------   -------   --------
Income before taxes ..........................    2.1       2.7       2.8
Provision for income taxes ...................    0.8       1.0       1.0
                                               -------   -------   --------
Net income ...................................    1.3%      1.7%      1.8%
                                               =======   =======   ========
GENERAL

        Commencing with fiscal 1995, the Company's fiscal year is a 52 week or 53 week period ending on the first Friday in January. Consequently, fiscal 1995 is a 52 week and five day period ended January 5, 1996 as a result of this change. The 1996 and 1997 fiscal years are 52 week periods.

        As discussed in Item 1 - Business, the Company has acquired Francisco and OTF in early fiscal 1998 and, accordingly, the following discussion does not include the results for such operations. See Note 12 to the accompanying financial statements.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

        NET SALES. Net sales increased $110.1 million, or 46.0%, from $239.2 million in fiscal 1996 to $349.3 million in fiscal 1997. The increase was primarily due to: a) acquisitions made in late 1996 and during 1997 which represented $48.0 million of the sales increase, b) expansion and increase in sales of several distribution programs amounting to $37.4 million, and c) a $20.8 million increase in Sam's revenues between the two comparable periods. As a percentage of total net sales, Sam's represented of 67.3% in fiscal 1997 compared with 89.7% in fiscal 1996.

        COST OF GOODS SOLD. Cost of goods sold increased by $96.5 million, or 44.7%, from $215.9 million in fiscal 1996 to $312.4 million in fiscal 1997, primarily reflecting the increase in net sales explained above. As a percentage of net sales, cost of goods sold decreased from 90.3% to 89.4% due primarily to an increase in revenue from specialty food service and value-added businesses, which generally have higher gross margins than the margins derived from the Sam's Club agreement and certain other programs. Revenues from these businesses were 18.2% of total revenue in fiscal 1997 compared to 5.0% in fiscal 1996.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $12.2 million or 70.7%, from $17.3 million in fiscal 1996 to $29.5 million in fiscal 1997. As a percentage of net sales, SG&A expenses increased from 7.2% to 8.5%. The increase is due primarily to $8.2 million in SG&A expenses related to new businesses, and to a lesser extent, increased headcount and other costs required to support increased acquisition and operating activity.

        OPERATING INCOME. As a result of the foregoing factors, operating income increased by $1.4 million from $6.0 million in fiscal 1996 to $7.4 million fiscal 1997. Operating income, as a percentage of net sales, decreased from 2.5% in fiscal 1996 to 2.1% in fiscal 1997.

        PROVISION FOR INCOME TAXES. The increase in the effective tax rate from 36.4% in fiscal 1996 to 37.9% in fiscal 1997 is due to 1996 including a benefit from the elimination of a valuation allowance related to a net operating loss carryforward.

        NET INCOME. As a result of the foregoing factors, net income increased by $0.7 million from $4.0 million in fiscal 1996 to $4.7 million in fiscal 1997. As a percentage of net sales, net income decreased from 1.7% in fiscal 1996 to 1.3% in fiscal 1997.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

        As discussed in Item 1 - Business, the Agreement with Sam's resulted in a revised revenue and cost structure for the Company which is not directly comparable with periods prior to November 1995. The following discussion identifies the major categories of costs which are affected by the transition to the current Agreement.

        NET SALES. Net sales increased $114.3 million, or 91.6%, from $124.8 million in fiscal 1995 to $239.2 million in fiscal 1996. The increase in net sales was the result of several factors, including (a) the expansion of the Company's operating territory under the Agreement, which resulted in the addition of 184 Sam's clubs within the Company's operating territory subsequent to November of 1995 (b) the acquisitions of Lone Star Produce and Produce Plus and (c) the commencement of contracts with Alliant and Dole in January 1996. These increases were partially offset by the revised revenue structure under the Agreement and the decrease in the number of operating days in fiscal 1996 compared to fiscal 1995. Under the Agreement, the Company became a wholesale distributor whereas under the previous agreement with Sam's Club, the Company was selling at retail to the Sam's Club members. As a consequence, the 97% increase in the number of Sam's clubs serviced by the Company in fiscal 1996 as compared to fiscal 1995 was the primary contributor to the increase in revenues. The acquisitions of Lone Star Produce in September 1995 and Produce Plus in November of 1996, and additional business opportunities with Alliant Food service and Dole Fresh Vegetables, increased revenues by approximately $21.2 million from fiscal 1995 compared to fiscal 1996. Partially offsetting these increases was a decrease in net sales of approximately $3.9 million attributable to the five less days of operation in fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities was $2.2 million for 1997 compared to $5.6 million in 1996. The difference is primarily due to increased use of working capital to support the growth in the business.

        Cash used in investing activities increased $8.9 million from $2.5 million in 1996 to $11.4 million in 1997. The increase is primarily due to the purchase of a processing and distribution center in Richmond, Indiana and the acquisition of other businesses.

        Cash provided by financing activities was $5.8 million in 1997 compared to cash used in financing activities of $635,000 in 1996. At January 2, 1998, the Company had net borrowings of $5.5 million under its revolving line of credit, which were used to finance acquisitions and for working capital purposes. In the corresponding period in 1996, cash of $1.0 million was used to repay the revolving line of credit.

        At January 2, 1998, the Company had working capital of $13.3 million compared to $14.2 million at January 3, 1997. The decrease is primarily due to cash used for acquisitions made during 1997. On February 2, 1998, the Company entered into a new $17 million revolving line of credit and bridge loan bank facility which can be used for general corporate purposes, including acquisitions. As of March 9, 1998, there was an outstanding balance of $12.8 million under such facility, of which the $5 million bridge loan is due on September 30, 1998. See Note 12 to the accompanying financial statements for further information.

        Management believes that the combination of cash generated from operating activities, availability under its new bank line of credit and the use of operating leases where appropriate is sufficient to meet its operating requirements, normal capital expenditure needs and near-term debt service requirements. The Company intends to continue its expansion activities and will require additional debt or equity capital to meet such requirements. The Company believes it has access to the capital markets and can also obtain additional credit from financial institutions in order to raise the capital necessary to fund such expansion activities. See "Outlook and Uncertainties" below.

QUARTERLY RESULTS AND SEASONALITY

        The Company's business is seasonal, with its greatest quarterly sales volume occurring in the fourth quarter. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lost sales are replaced to some extent by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, pre-packed products, such as vegetable trays, are strongest during the fourth quarter holiday season. Because the Company's results of operations depend significantly on sales generated during the fourth quarter, any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce, harsh weather conditions, or product costs, could have a disproportionate impact on the Company's results of operations for the full year. Management believes the Company's quarterly net sales will continue to be impacted by a similar pattern of seasonality. See Note 11 to the accompanying financial statements for certain quarterly information for the Company's two most recent fiscal years.


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

        RISKS ASSOCIATED WITH NEW BUSINESS OPPORTUNITIES. Management of the Company has stated its intention to diversify the Company's customer base through the development of new business opportunities and through selected acquisitions. The pursuit of such opportunities will require a significant investment of funds and management attention by the Company. Any such opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management and unforeseen complications, delays and cost increases. The Company may also incur costs in connection with pursuing new growth opportunities that it cannot recover. There can be no assurance that the Company will find suitable acquisition candidates at acceptable prices or succeed in integrating any acquired business into the Company's existing business or in retaining key customers and management of such acquired businesses.

        ACCESS TO CAPITAL MARKETS. In order to fulfill its intention to diversify its customer base and make selected acquisitions, the Company will need to raise additional debt or equity capital funds. There can be no assurance that the Company will be able to access the debt or equity capital markets or obtain credit from financial institutions when such a need arises. Changes in interest rates, market liquidity, stock prices and general market conditions may all affect the Company's ability to raise funds.

        DEPENDENCE ON SAM'S CLUB. Sam's Club is the Company's primary customer and accounted for approximately 67%, 90% and 98% of the Company's sales for fiscal years 1997, 1996 and 1995, respectively, and is expected to continue to decrease as a percentage of total sales. Sam's is not required to purchase any particular quantity of produce from the Company under the Agreement. Any adverse development affecting Sam's or any decision by Sam's to close existing clubs, reduce the number of new clubs that it opens or reduce the number of clubs that offer fresh produce and related products could have a material adverse effect on the Company. The Company's current Agreement with Sam's terminates on November 30, 2000, and may be terminated by Sam's prior to such time under certain circumstances, for example, if the Company commits a material breach under the Agreement or there are material documented problems that continue unresolved with the distribution of products by the Company.

        The Agreement initially covered 375 Sam's Clubs. As discussed in Item 1
- Business, Sam's has the right to terminate the Agreement to the extent of 40 Clubs each year, which right was fully exercised by Sam's in 1997. The Company expects Sam's to also exercise such right as to 40 more Sam's Clubs in 1998 and realizes that such trend may continue in 1999 and 2000. The Company's growth strategy is designed in part to reduce the Company's dependence on Sam 's over the five-year term of the Agreement through strategic acquisitions as well as the expansion of existing relationships with its other customers. As a result of the Company's strategy efforts, the percentage of the Company's revenues derived from Sam's has decreased from 98% at the start of the Agreement to 67% for fiscal 1997. The Company currently expects revenues from Sam's to constitute not more than 33% of fiscal 1998 sales on a pro forma basis giving effect to the acquisitions which have already been completed this year and assuming that an additional 40 Sam's Clubs are terminated during fiscal 1998. The Company's objective is for Sam's revenues to constitute no more than 20% of its annualized revenues by the end of fiscal 1999.

        Sam's has no obligation to extend or renew the Agreement or have any other vendor relationship with the Company after December 1, 2000. The Company believes that the distribution experience and systems it has developed from its relationships with Sam's and its other customers, as well as from its acquisitions, will enable it to successfully diversify its business. However, there is substantial risk that the Agreement will not be extended or renewed, and there can be no assurance that the Company's diversification efforts will be successful. To the extent the Company is not able to successfully generate additional profitable replacement business from its internal and external expansion programs by December 1, 2000, the loss of the Sam's business could have a material adverse effect on the Company's revenues and net income.


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

        SEASONALITY. The Company's business is seasonal, with its highest sales and net income historically occurring during the fourth quarter. Any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce or harsh weather conditions could have a disproportionate impact on the Company's results of operations for the full year.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                     Page

Independent Auditors' Report ........................................ F1

Consolidated Balance Sheets as of January 2, 1998 and
  January 3, 1997 ................................................... F2

Consolidated Statements of Income for fiscal years
  ended January 2, 1998, January 3, 1997 and January 5, 1996 ........ F3

Consolidated Statements of Shareholders' Equity for fiscal
  years ended January 2, 1998, January 3, 1997 and January
  5, 1996 ........................................................... F4

Consolidated Statements of Cash Flows for fiscal years ended
  January 2, 1998, January 3, 1997 and January 5, 1996 .............. F5

Notes to Consolidated Financial Statements .......................... F6


Financial Statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information relating to the directors and executive officers of the Company is set forth under the caption "Executive Officers and Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders tentatively scheduled for June 1 8, 1998 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

   1. Financial Statements

   2. Financial Statement Schedules - None.

   3. Exhibits - The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

B. Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of 1997, which ended on January 2, 1998.

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

10.1 Fresh America Corp. 1993 Stock Option Award Plan (Incorporated by reference to exhibit 10.3 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.2 Form of Option Agreement entered into pursuant to the Stock Option Plan (Incorporated by reference to exhibit 10.4 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.3 Fresh America Corp. 1996 Stock Option and Award Plan (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 27, 1996).

10.4 First Amendment to Fresh America Corp. 1996 Stock Option and Award Plan (Incorporated by reference to Exhibit 4.4 to the Company's Form S-8 [Commission File Number 333-35019 dated September 5, 1997]).

10.5 Lease between Fresh America Corp. and Gwinnett 316 Associates, dated as of December 22, 1993 (Incorporated by reference to exhibit 10.6 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.6 Agreement Regarding Tenant Improvements between Fresh America Corp. and Gwinnett 316 Associates, dated as of December 22, 1993 (Incorporated by reference to exhibit 10.7 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.7 Lease between Fresh America Corp. and The Trustees of the Estate of James Campbell, dated as of March 17, 1991 (Incorporated by reference to exhibit 10.8 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).


10.8 Industrial Lease Agreement between Fresh America Corp. and Keyco Distributors, Inc., dated as of December 1, 1992 (Incorporated by reference to exhibit 10.9 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.9 Warranty Deed between Fresh America Corp. and Thomas M. Hubbard dated as of April 8, 1992 (Incorporated by reference to exhibit 10.10 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

10.10 Agreement, dated as of August 28, 1995 between Sam's Club, a division of Wal-Mart Stores, Inc. and Fresh America Corp. (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 29, 1995).

10.11 Purchase Agreement, dated as of September 8, 1995, among Lone Star Produce Acquisition Corp., Fresh America Corp., Lone Star Produce Inc., and William P. Boone (Incorporated by reference to exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended September 29, 1995).

10.12 Form of Agreement dated as of April 30, 1995 between Fresh America Corp. and David I. Sheinfeld, Steve R. Grinstead and Marc K. Rieke (Incorporated by reference to exhibit 10.3 to the Company's Report on Form 10-Q for the quarterly period ended September 29, 1995).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
10.13 Industrial Lease Agreement between Fresh America Corp. and Industrial Developments International, Inc., dated as of November 15, 1995 (Incorporated by reference to exhibit 10.14 to the Company's Form 10-K for the fiscal year ended January 5, 1996).

10.14 Industrial Lease Agreement between Fresh America Corp. and Industrial Developments International, Inc., dated as of December 27, 1995 (Incorporated by reference to exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 5, 1996).

10.15 Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated February 2, 1998. (Incorporated by reference to exhibit 99.1 to the Company's Form 8-K dated February 17, 1998).

10.16 Extension and Modification of Lease between the Estate of James Campbell and Fresh Ame rica Corp. (Incorporated by reference to exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 28, 1996).

10.17 Fresh America Corp. 1996 Stock Option Award Plan (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 27, 1996).

10.18 Asset Purchase Agreement, dated as of February 2, 1998, by and among Francisco Acquisition Corp., Fresh America Corp , Francisco Distributing Company, LLC, and the owners named therein. (Incorporated by reference to exhibit 2.1 to the Company's Form 8-K dated February 17, 1998).

21.1    List of Subsidiary Corporations.

23.1    Consent of KPMG Peat Marwick LLP.

27.1    Financial Data Schedule.

27.2    Financial Data Schedule.

27.3    Financial Data Schedule.

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

                                                        FRESH AMERICA CORP.
                                                        (Registrant)


Date:  MARCH 24,  1998                           By /s/ DAVID I. SHEINFELD
                                                        Chairman and
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ STEVE R. GRINSTEAD                                   Date:   MARCH 24, 1998
Steve R. Grinstead
President, Chief Operating Officer and Director

/s/ THOMAS M. HUBBARD                                    Date:  MARCH 24, 1998
Thomas M. Hubbard
Director

/s/ LAWRENCE V. JACKSON                                  Date:  MARCH 24, 1998
Lawrence V. Jackson
Director

/s/ SHELDON I. STEIN                                     Date:   MARCH 24, 1998
Sheldon I. Stein
Director

/s/ COLON WASHBURN                                       Date:  MARCH 24, 1998
Colon Washburn,
Director

/s/ ROBERT C. KIEHNLE                                    Date:  MARCH 24, 1998
Robert C. Kiehnle
Executive Vice President and
Chief Financial Officer

/s/ ROGER S. HUNTINGTON                                 Date:   MARCH 24, 1998
Roger S. Huntington
Principal Accounting Officer

                                    FINANCIAL

                                   STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Fresh America Corp.:

We have audited the accompanying consolidated balance sheets of Fresh America Corp. and subsidiaries as of January 2, 1998 and January 3, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended January 2, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh America Corp. and subsidiaries as of January 2, 1998 and January 3, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 1998, in conformity with generally accepted accounting principles.

                                                  KPMG Peat Marwick LLP

Dallas, Texas
March 5, 1998
                                      F1

                               FRESH AMERICA CORP. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           JANUARY 2, JANUARY 3,
                                                              1998      1997
                                                             -------   -------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ................................ $   936   $ 4,297

  Accounts receivable, net .................................  33,197    20,951

  Inventories ..............................................   3,536     1,940

  Prepaid expenses .........................................   1,309       391

  Deferred income taxes ....................................     362      --
                                                             -------   -------
      Total current assets .................................  39,340    27,579

Property, plant and equipment, net .........................  10,749     5,920

Notes receivable from shareholders .........................     166       155

Goodwill, net of amortization of $261 and $53,
  respectively .............................................   9,138     1,021

Deferred income taxes ......................................    --         149

Other assets ...............................................     738       383
                                                             -------   -------
                                                             $60,131   $35,207
                                                             =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ........................ $ 1,642   $   105

  Accounts payable .........................................  22,546    11,598

  Accrued salaries and wages ...............................     609       311

  Other accrued expenses ...................................     893     1,039

  Income taxes payable .....................................     332       355
                                                             -------   -------
      Total current liabilities ............................  26,022    13,408


Long-term debt, less current portion .......................   6,193       547

Deferred income taxes ......................................     198      --

Other liabilities ..........................................      99      --
                                                             -------   -------
      Total liabilities ....................................  32,512    13,955
                                                             -------   -------
Shareholders' Equity:
    Common stock $.01 par value. Authorized 10,000,000
    shares; issued 3,874,270 and 3,711,795, respectively ...      39        37

    Additional paid-in capital .............................  16,345    14,693

    Retained earnings ......................................  11,235     6,522
                                                             -------   -------
      Total shareholders' equity ...........................  27,619    21,252
                                                             -------   -------
Commitments and contingencies .............................. _______   _______
                                                             $60,131   $35,207
                                                             =======   =======

The notes to consolidated financial statements are an integral part of these statements.
                                      F2

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  FISCAL YEAR ENDED
                                                                              -----------------------------------------------------
                                                                              JANUARY 2,            JANUARY 3,            JANUARY 5,
                                                                                1998                   1997                 1996
                                                                              ---------             ---------             ---------
Net sales ........................................................            $ 349,304             $ 239,177             $ 124,837
Cost of goods sold ...............................................              312,444               215,927               103,118
                                                                              ---------             ---------             ---------
            Gross profit .........................................               36,860                23,250                21,719
                                                                              ---------             ---------             ---------
Selling, general and administrative expenses:
    Salaries and related costs ...................................               17,581                 9,913                13,404
    Rent, maintenance and related costs ..........................                5,622                 3,384                 1,645
    Insurance expense ............................................                1,003                   845                 1,120
    Automobile, travel and related costs .........................                  990                   547                   728
    Communication expense ........................................                1,026                   518                   510
    Depreciation and amortization ................................                1,657                 1,332                   675
    Other ........................................................                1,578                   715                   620
                                                                              ---------             ---------             ---------
                                                                                 29,457                17,254                18,711
                                                                              ---------             ---------             ---------
           Operating income ......................................                7,403                 5,996                 3,008
                                                                              ---------             ---------             ---------
Other income (expense):
    Interest expense .............................................                 (233)                  (89)                  (54)
    Interest income ..............................................                  225                   265                   454
    Other, net ...................................................                  192                   185                    27
                                                                              ---------             ---------             ---------
                                                                                    184                   361                   427
                                                                              ---------             ---------             ---------

Income before income taxes .......................................                7,587                 6,357                 3,435
Provision for income taxes .......................................                2,874                 2,314                 1,135
                                                                              =========             =========             =========
          Net income .............................................            $   4,713             $   4,043             $   2,300
                                                                              =========             =========             =========
Earnings per  share:
    Basic ........................................................            $    1.25             $    1.11             $    0.65
                                                                              =========             =========             =========
    Diluted ......................................................            $    1.17             $    1.04             $    0.63
                                                                              =========             =========             =========

        The notes to consolidated financial statements are an integral part of these statements.
                                      F3

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                        RETAINED           TOTAL
                                                                    ADDITIONAL          EARNINGS        SHAREHOLDERS'
                                                   COMMON            PAID-IN          (ACCUMULATED        EQUITY
                                                   STOCK             CAPITAL            DEFICIT)         (DEFICIT)
                                                  -------          ----------         -------------      ---------
Balances at January 1, 1995 ....................     $35            $13,981            $   179            $14,195
Exercise of employee stock options .............      --                  2               --                    2
Net income .....................................      --               --                2,300              2,300
                                                  -------          ----------         -------------      ---------
Balances at January 5, 1996 ....................      35             13,983              2,479             16,497
Exercise of warrants ...........................       1               --                 --                    1
Acquisitions ...................................      --                266               --                  266
Exercise of employee stock options .............       1                444               --                  445
Net income .....................................      --               --                4,043              4,043
                                                  -------          ----------         -------------      ---------
Balances at January 3, 1997 ....................      37             14,693              6,522             21,252
Acquisitions ...................................       1              1,110               --                1,111
Exercise of employee stock options .............       1                542               --                  543
Net income .....................................      --               --                4,713              4,713
                                                  -------          ----------         -------------      ---------
Balances at January 2, 1998 ....................     $39            $16,345            $11,235            $27,619
                                                  =======          ==========         =============      =========

     The notes to consolidated financial statements are an integral part of these statements.
                                      F4

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                         FISCAL YEAR ENDED
                                                                                              -------------------------------------
                                                                                             JANUARY 2,     JANUARY 3,    JANUARY 5,
                                                                                                1998          1997           1996
                                                                                              --------       -------       --------
Cash flows from operating activities:
    Net income .........................................................................      $  4,713       $ 4,043       $  2,300
    Adjustments to reconcile net income to net cash provided by
     (used in) operating activities, excluding the effects of acquisitions:
          Depreciation and amortization ................................................         1,657         1,332            675
          Deferred income taxes ........................................................           (15)         (149)          --
          Other ........................................................................           110            41             90
          Change in assets and liabilities:
              Accounts receivable ......................................................        (6,994)         (369)       (14,707)
              Inventories ..............................................................          (527)          134          1,268
              Prepaid expenses .........................................................          (731)          (43)          (555)
              Other assets .............................................................          (330)         (325)           (42)
              Accounts payable .........................................................         4,737           318          2,765
              Accrued expenses and other current liabilities ...........................          (410)          639           (354)
                                                                                              --------       -------       --------
                   Total adjustments ...................................................        (2,503)        1,578        (10,860)
                                                                                              --------       -------       --------
                   Net cash provided by (used in) operating activities .................         2,210         5,621         (8,560)
                                                                                              --------       -------       --------
Cash flows from investing activities:
    Additions to property, plant and equipment, net ....................................        (4,699)       (1,728)        (1,276)
    Cost of acquisitions, exclusive of cash acquired ...................................        (6,672)         (829)          (498)
    Proceeds from sale of equipment ....................................................          --              17            141
                                                                                              --------       -------       --------
                   Net cash used in investing activities ...............................       (11,371)       (2,540)        (1,633)
                                                                                              --------       -------       --------
Cash flows from financing activities:
    Proceeds from revolving line of credit .............................................        15,323          --            1,000
    Repayments of revolving line of credit .............................................        (9,805)       (1,000)
    Additions to long-term indebtedness ................................................           112          --             --
    Payments of long-term indebtedness .................................................          (373)          (80)          (500)
    Net proceeds from exercise of employee stock options ...............................           543           445              2
                                                                                              --------       -------       --------
                   Net cash provided by (used in) financing activities .................         5,800          (635)           502
                                                                                              --------       -------       --------
                   Net increase (decrease) in cash and cash equivalents ................        (3,361)        2,446         (9,691)
Cash and cash equivalents at beginning of year .........................................         4,297         1,851         11,542
                                                                                              --------       -------       --------
Cash and cash equivalents at end of year ...............................................      $    936       $ 4,297       $  1,851
                                                                                              ========       =======       ========
Supplemental disclosures of cash flow information:
    Cash paid for interest .............................................................      $    180       $    58       $     54
    Cash paid for income taxes .........................................................      $  2,806       $ 2,233       $  1,483

        The notes to consolidated financial statements are an integral part of these statements.
                                      F5

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JANUARY 2, 1998 AND JANUARY 3, 1997

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

        Fresh America Corp. and subsidiaries ("Fresh America" or the "Company") is a provider of integrated food distribution management services for fresh produce and other refrigerated perishable products. These services include regional/centralized purchasing; warehousing; distribution; logistics; systems; and customer support. The Company serves over 2,000 customers and operates in 43 states and Canada through twenty-two distribution and processing facilities located in Texas, Georgia, Florida, Pennsylvania, Indiana, Ohio, Illinois, Louisiana, Nevada, California and Ontario, Canada. Throughout its history, the Company has developed the expertise, infrastructure and systems to offer both buyers and sellers of fresh produce a broad menu of services. Because of its perishable nature, fresh produce presents challenges in procurement and distribution and is generally handled by specialized distributors.

        The Company was founded in 1989 and commenced operations by delivering produce to one Sam's Club ("Sam's"), a division of Wal-Mart Stores, Inc. ("Wal-Mart"). The success of the initial venture in Houston, Texas allowed the Company to rapidly expand its relationship with Sam's. From 1989 to 1994, the Company increased its service to 190 Sam's units, primarily in the northeast, southeast and southwest United States. Initially, Fresh America maintained ownership of the fixtures in each Sam's, and provided Fresh America employees to physically control the inventory in each store. In late 1995, the Sam's contract was restructured to a more traditional supplier arrangement with Fresh America providing procurement, warehousing and distribution of fresh produce and other perishable products to Sam's. As of January 2, 1998 the Company serviced 342 Sam's under a five-year exclusive agreement, which expires in November 2000. Over the past two years, Fresh America has grown significantly through twelve acquisitions and development of distribution and outsourcing programs with several new customers.

        The following are the significant accounting policies followed by Fresh America in the preparation of the consolidated financial statements.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Fresh America Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        FISCAL YEAR - Prior to fiscal 1995, the Company's fiscal year was a 52 or 53 week period ending on the first Sunday in January. Commencing with fiscal 1995, the Company's fiscal year is a 52-week or 53 week period ending on the first Friday in January. Consequently, fiscal 1995 is a 52 week and five day period ended January 5, 1996 as a result of this change. The fiscal years ended January 3, 1997 and January 2, 1998 were 52-week periods.

        CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid cash or equivalent assets with original maturities of less than three months to be cash and cash equivalents.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company's financial statements include cash and cash equivalents, accounts receivable, notes receivable from shareholders, other assets and long-term debt. Unless otherwise disclosed in the notes to the consolidated financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of long-term debt approximates fair value as terms approximate those currently available for similar debt instruments.

        INVENTORIES - Inventories are stated at the lower of cost or market on a first-in, first-out basis.

        PROPERTY, PLANT, AND EQUIPMENT - Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets (from 5 to 40 years). Plant and equipment held under

                                      F6

                      FRESH AMERICA CORP. AND SUBSIDIARIES
capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.


        IMPAIRMENT OF LONG-LIVED ASSETS - Effective January 6, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, in the event that facts and circumstances indicate that long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the estimated future cash flows associated with the asset to the asset's carrying amount to determine if a write-down is necessary. If such asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

        GOODWILL - Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

        STOCK OPTION PLAN - Prior to January 6, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 6, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide certain pro forma disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

        REVENUE RECOGNITION - Prior to November 1995, and under its license agreement with Sam's, the Company retained ownership of all fresh produce and related products until it passed through Sam's point-of-sale registers at which time revenue was recognized. During November 1995, the Company commenced operations under its current Agreement with Sam's and, as a consequence, recognizes revenue upon delivery of product. For all other customers, revenue is recognized at such time as the product has been delivered or the service has been rendered.

        DERIVATIVE FINANCIAL INSTRUMENTS - The Company has not been involved in the use of derivative financial instruments and does not use them for trading purposes.

        INCOME TAXES - Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and for operating loss and tax credit carryforwards, at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 6 - Income Taxes for additional information.

        EARNINGS PER SHARE - The Company adopted the provisions of SFAS No. 128, "Earnings per Share", during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                      F7

                      FRESH AMERICA CORP. AND SUBSIDIARIES

Shares used in calculating basic and diluted income per share are as follows:

                                                         1997     1996     1995
                                                         -----    -----    -----
                                                              (In thousands)
Weighted average common shares
    outstanding - basic .............................    3,766    3,628    3,518

Dilutive securities:
    Common stock options ............................      190      250      152

    Contingent shares related to acquisitions .......       73     --       --
                                                         -----    -----    -----

Weighted average shares common outstanding -
    diluted basis ...................................    4,029    3,878    3,670
                                                         =====    =====    =====

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

        RECLASSIFICATIONS - Certain amounts previously reported have been reclassified to conform to current year presentation.

        YEAR 2000 - In 1997, the Company developed a plan to implement a new enterprise-wide management information system, which better meets the Company's diverse and long-term needs. Implementation of the new system commenced in March 1998 and is planned to be completed by the end of 1999. It is also expected to ensure that the Company's computer systems and applications will function properly beyond 1999 in all material respects. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be successfully completed on a timely basis.

        NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

        In August 1995, the Company entered into a five-year distribution Agreement with Sam's Club. This Agreement, which began on December 1, 1995, replaced the Company's previously existing license agreement

                                       F8

                      FRESH AMERICA CORP. AND SUBSIDIARIES
with Sam's Club, which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by Fresh America. As a result of this expansion, the Company commenced operations from two new distribution centers in Chicago, Illinois and Cincinnati, Ohio on January 2, 1996. The Company and Sam's mutually agreed to begin the transition to the new Agreement during November 1995. Expansion under the Agreement was effected on January 2, 1996. The Company serviced 190 Sam's clubs before expansion and as of January 2, 1998 services 342 clubs.

        The Agreement transfers ownership of the product to Sam's as it enters the clubs and complete operational authority within the produce departments of each club. Accordingly, Sam's assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the Agreement, the Company invoices Sam's for product delivered to the clubs in accordance with purchase orders issued by Sam's. The Agreement also provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by forty per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any.

        In February 1997, Sam's advised the Company that as a result of the opening of its new Wal-Mart Supercenter Distribution Center in Winterhaven, Florida, it elected to exercise the existing option under the Agreement to distribute produce directly with respect to 40 clubs from such new location. The Company has conducted its operations assuming that Sam's will continue to withdraw 40 clubs per year for each of the remaining years of the Agreement. Accordingly, in March 1998, Sam's has begun the expected transfer of an additional 40 clubs. The lost revenue attributable to such clubs in fiscal 1998 is estimated to be less than 3 percent of the Company's total fiscal 1998 revenues.

        Sam's Club is the Company's largest customer, and accounted for approximately 67%, 90% and 98% of the Company's sales for fiscal years 1997, 1996 and 1995, respectively. Receivables from Sam's, included in trade accounts receivable, as of January 2, 1998 and January 3, 1997 totaled $15,096,000 and $15,584,000 respectively.

NOTE 3.  ACQUISITIONS AND INVESTMENTS.

        On September 8, 1995, the Company acquired substantially all of the business and assets of Lone Star Produce, Inc. ("Lone Star Produce"), a privately owned food service distribution company based in Austin, Texas. As consideration for the assets received, the Company paid $498,000 in cash, assumed liabilities of approximately $1,566,000 and issued a convertible promissory note. The principal of the convertible promissory note was established as 2.5 times fiscal 1997 net income of Lone Star Produce adjusted for certain items defined in the acquisition agreement (approximately $472,000). Further, the convertible promissory note will be convertible at the Seller's option into the Company's common stock at the rate of $6.49 per share. The note was recorded at the fair value of the Company's common stock at January 2, 1998, which amounted to approximately $1,459,000. Such amount was recognized as additional cost of acquiring Lone Star Produce and was allocated to goodwill. If the convertible promissory note is not converted into the Company's common stock by March 31, 1998, the established principal will bear interest from March 31, 1998 at the rate of 10% per annum and will be due together with accrued interest on December 31, 1999.

        On November 4, 1996, the Company acquired substantially all of the business and net operating assets of Produce Plus, Inc. ("Produce Plus"), a privately owned specialty food service distribution company based in Houston, Texas. Consideration for the net assets received consisted of $829,000 in cash, 14,118 shares of Company stock valued at $18.88 per share and a contingent convertible promissory note to be valued at an amount no greater than $600,000. In August 1997, the Company negotiated an early payment of the contingent note at a value of $500,000, and such amount was recognized as additional cost of acquiring Produce Plus and was allocated to goodwill.

                                       F9

                      FRESH AMERICA CORP. AND SUBSIDIARIES

        On January 22, 1997, the Company acquired substantially all of the net assets and the business of CPT Enterprises, Inc. doing business as Chef's Produce Team ("CPT"), a Los Angeles-based food service company providing specialty produce to upscale restaurants and hotels throughout California and Nevada. As consideration for the assets received, the Company assumed liabilities of approximately $1.5 million, with future additional consideration depending on the achievement of certain levels of pretax earnings over three years through fiscal 1999.

        On March 7, 1997, the Company acquired the business and substantially all of the operating assets of One More Tomato, Inc. ("OMT") for $573,000 in cash and the assumption of certain liabilities. OMT is a value-added tomato repackaging and distribution company located in Houston, Texas.

        On May 22, 1997, the Company acquired the business and substantially all of the operating assets of Pitman Produce of Orlando, Inc., a privately owned specialty food service distribution company based in Orlando, Florida for $243,000 in cash.

        On August 27, 1997, the Company acquired all of the capital stock of privately owned C. Kalil Fruit and Vegetable, Inc. ("Kalil") for $1,955,000 in cash. Kalil is a produce distribution and value-added processing company based in Houston, Texas.

        On September 29, 1997, the Company acquired substantially all of the business and net assets of Bano Quality Produce, Inc. ("Bano"), a privately owned produce distribution and value-added processing company based in Baton Rouge, Louisiana. Consideration for the net assets received consisted of $850,000 in cash, 12,107 shares of Company stock valued at $20.65 per share and a contingent convertible promissory note to be valued at an amount no greater than $180,000, such future value being determined by certain agreed upon levels of pretax earnings of Bano for the three years ending January 6, 2001.

        On December 5, 1997, the Company acquired the business and substantially all of the operating assets of Premier Produce, Inc., a privately-held produce distribution company based in San Antonio, Texas, for $115,000 in cash and 4,669 shares of the Company's common stock valued at $23.56 per share and the assumption of $92,000 in liabilities.

        On December 15, 1997, the Company acquired the business and substantially all of the operating assets of Tomahawk Produce, Inc., an Atlanta, Georgia based produce distribution and value added tomato ripening and repacking company which sells to customers in Atlanta and other Southeastern cities. As consideration for the assets received, the Company assumed debt and other liabilities of approximately $3.2 million and paid cash of $140,000.

        On January 2, 1998, the Company acquired all of the capital stock of privately-owned Hereford Haven, Inc. doing business as Martin Bros., a Dallas, Texas based company that provides tomato repacking and other produce distribution services to customers located in Texas, Oklahoma, Louisiana and Arkansas. Consideration included $500,000 in cash, 37,500 shares of the Company's common stock valued at $20 per share, contingent payments of $125,000 due at the end of fiscal 1998 and 1999 based on the achievement of certain minimum levels of pre-tax income, and an amount equal to four times the average pre-tax income over three years through fiscal 2000 if the average pre-tax income exceeds certain levels. Such contingent payments are payable in cash, common stock or a combination of both at the Company's option.

        The above acquisitions were accounted for using the purchase method of accounting; accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the consolidated statements of the Company. At the acquisition dates, the purchase price was allocated to assets acquired and liabilities assumed based on their relative fair market values. The excess of total purchase price over fair values of the net assets acquired was recorded as goodwill, which is being amortized over a 15-year period. The 1997 and 1996 acquisitions resulted in $8,325,000 and $476,000 of goodwill, respectively.

        The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses ("Acquisitions") discussed above as if the acquisitions occurred as of the beginning of 1996, after giving effect to certain adjustments, including amortization of goodwill, decreased interest income, increased interest expense and related income tax effects. The pro forma financial

                                      F10

                      FRESH AMERICA CORP. AND SUBSIDIARIES
information does not necessarily reflect the results of operations that would have occurred had the Company and Acquisitions constituted a single entity during such periods.
                                                       FISCAL YEAR
                                                       (UNAUDITED)
            (In thousands)                    Jan. 2, 1998     Jan. 3, 1997
                                              ------------    -------------
            Net sales ....................        $405,610        $324,398
                                              ============    =============
            Net income ...................          4,695            3,759
                                              ============    =============
            Earnings per share - diluted             1.15             0.95
                                              ============    =============

        On February 28, 1997, the Company entered into a five-year agreement with Fast Food Merchandiser's, Inc. ("FFM"), a wholly owned subsidiary of Hardee's Food Systems, Inc., to source and distribute produce products to all FFM distribution centers nationwide. Coinciding with the distribution agreement, the Company acquired the value-added produce processing center in Richmond, Indiana from FFM for approximately $2.9 million.

NOTE 4.  ACCOUNTS RECEIVABLE.

Accounts receivable consist of (in thousands):
                                             January 2, 1998     January 3, 1997
                                            ----------------     ---------------
Accounts receivable ....................             $34,121             $20,986
Less allowance for doubtful accounts ...                 924                  35
                                            ----------------    ----------------
                                                     $33,197             $20,951
                                            ================    ================

        During the fiscal year ended January 2, 1998, the Company recorded bad debt expense of $70, incurred writeoffs of $45 and increased its allowance for doubtful accounts by $864 as the result of acquired companies, which carried an aggregate balance of $864 as of their respective acquisition dates.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of (in thousands):

                                                    January 2,    January 3,
                                                      1998          1997
                                                    -------         ------
Land .............................................  $   455         $  363

Buildings ........................................    2,669          1,151

Machinery, furniture, fixtures and equipment .....    7,349          3,595

Trucks and trailers ..............................    1,063            307

Leasehold improvements ...........................    2,792          2,589
                                                    -------         ------
                                                     14,328          8,005
Less accumulated depreciation and
amortization .....................................    3,579          2,085
                                                    -------         ------
Property, plant and equipment, net ...............  $10,749         $5,920
                                                    =======         ======
                                      F11

                      FRESH AMERICA CORP. AND SUBSIDIARIES

NOTE 6. DEBT.

Debt consists of the following (in thousands):
                                                   January 2,    January 3,
                                                     1998           1997
                                                    ------       ---------
Senior credit facility ............................ $5,518         $ --

Convertible promissory note (see Note 3) ..........  1,459           --

Mortgage note payable, prime plus 1/4% principal
  payable based on a 10-year amortization schedule
  due in monthly payments through March 2000;
  secured by land and building ....................    374           385

Other .............................................    484           267
                                                    ------          ----
Total debt ........................................  7,835           652

Current portion ...................................  1,642           105
                                                    ------          ----
Long-term portion ................................. $6,193         $ 547
                                                    ======          ====

        The aggregate maturities of long-term debt for the five fiscal years subsequent to January 2, 1998 are as follows: 1998 - $1,642; 1999 - $5,670; 2001
- $400; 2001 - $53; 2002 - $64 and $6 thereafter.

        In July 1997, the Company entered into a new bank credit facility with Bank of America (the "Senior Credit Facility") which provided for a $10 million revolving line of credit and a $4 million term loan commitment. The term loan could be drawn upon through December 31, 1997 and the revolving loan commitment had a termination date of December 1999. As of January 2, 1998, there were no amounts outstanding with respect to the term loan and $5.5 million outstanding under the revolving loan.

        On February 2, 1998 the Senior Credit Facility was amended. See Note 12
- Subsequent Events for further discussion.

NOTE 7. INCOME TAXES

The components of the provision for income taxes consisted of (in thousands):
                                              FISCAL YEAR ENDED
                                 ------------------------------------------
                                 JANUARY 2,     JANUARY 3,       JANUARY 5,
                                   1998           1997             1996
                                  ------         -------          ------
Current:
    Federal ..................    $2,455         $ 2,103          $  960
    State ....................       374             360             175

Deferred benefit .............        45            (149)           --
                                  ------         -------          ------
                                  $2,874         $ 2,314          $1,135
                                  ======         =======          ======

                                      F12

                      FRESH AMERICA CORP. AND SUBSIDIARIES

        Income tax expense differed from the amount computed by applying the U.S. federal income tax rate income as a result of the following (in thousands):

                                                                                            FISCAL YEAR ENDED
                                                                  --------------------------------------------------------
                                                                  JANUARY 2, 1998        JANUARY 3, 1997     JANUARY 5, 1996
                                                                  ---------------        ---------------     ---------------
Federal income taxes at statutory rates ........................        $ 2,580             $ 2,161             $ 1,168

Increase (reduction) in income taxes resulting from:

    Change in the beginning-of-the-year balance of
      the valuation allowance for deferred tax
      assets allocated to income tax expense ...................                                (52)                (87)

    State income taxes, net of federal
      income tax benefit .......................................            247                 238                 116

    Other ......................................................             47                 (33)                (62)
                                                                  ---------------        ---------------     ---------------
                                                                        $ 2,874             $ 2,314             $ 1,135
                                                                  ===============        ===============     ===============

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                 JANUARY 2,        JANUARY 3,
                                                    1998              1997
                                                   ------            ------
Deferred tax assets:
    Net operating loss carryforwards .............  $191             $268
    Accruals not currently deductible ............   382              180
    Other ........................................   134               84
                                                   ------            ------
            Total deferred tax assets ............   707              532
                                                   ------            ------
Deferred tax liabilities:
    Property, plant and equipment depreciation ...   457              309
    Other ........................................    86               74
                                                   ------            ------
            Total deferred tax liabilities .......   543              383
                                                   ------            ------
Net deferred tax asset ...........................  $164             $149
                                                   ======            ======

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not that its deferred tax assets will be realized and a valuation allowance for such assets is not required.

                                      F13

                      FRESH AMERICA CORP. AND SUBSIDIARIES

        At January 2, 1998, the Company has a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $484,000 available to reduce future income taxes. If not utilized to offset future taxable income, the NOL carryforward will expire in 2006 through 2007.

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

NOTE 8.  OPTIONS AND WARRANTS.

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

        In July 1993, the Company adopted the Fresh America Corp. 1993 Stock Option and Award Plan (the "1993 Plan"), which reserves 450,000 shares of the Company's common stock for issuance to employees and directors. At January 2, 1998 and January 3, 1997, options for 8,177 shares were available for issuance.

        In July 1996, the Company adopted the Fresh America Corp. 1996 Stock Option and Award Plan (the "1996 Plan"), which reserves 150,000 shares of the Company's common stock for issuance to employees and directors. At January 2, 1998, and January 3, 1997 options for 48,000 and 93,000, respectively, shares were available for issuance.

        Options under the 1993 and 1996 Plans are granted at an exercise price equal to at least 100% of the fair market value of the Company's common stock on the date of grant. Unless determined otherwise by the Company's Board of Directors, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock each year. Such option grants vest immediately and will expire in ten years if not exercised. Options granted to employees generally vest in one year from the date of grant and expire within ten years if not exercised. The Plans restrict the rights to exercise based on employment status and percentage of stock ownership in accordance with Section 422 of the Internal Revenue Code.
                                      F14

        The following table summarizes stock option activity under the Plans for fiscal 1995 through fiscal 1997:

                                                                                             WEIGHTED
                                    STOCK OPTIONS                 OPTION PRICE RANGE         AVERAGE
                           -----------------------------         --------------------        EXERCISE
                            ISSUED           EXERCISABLE          LOW           HIGH          PRICE
                           -------           -----------         -----         ------        -------
At January 1, 1995         243,467            140,962            $0.02         $ 9.90        $ 5.24
    Granted                140,000                                5.00           5.75          5.17
    Exercised                 (500)                               3.55           3.55          3.55
    Canceled                (8,500)                               5.00           9.00          6.65
                           -------
At January 5, 1996         374,467            239,467             0.02           9.90          5.18
    Granted                114,000                               11.75          17.75         13.46
    Exercised              (88,958)                               0.02           9.00          5.00
    Canceled                (2,000)                              11.75          11.75         11.75
                           -------
At January 3, 1997         397,509            305,509             0.02          17.75          7.56
    Granted                 51,500                               14.00          25.50         15.61
    Exercised             (115,670)                               0.02          11.75          3.56
    Canceled                (7,000)                              14.00          14.00         14.00
                          --------
At January 2, 1998         326,339            291,839            $3.55         $25.50       $ 10.11
                          --------

        The Company has adopted the disclosure-only provision SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined for grant dates subsequent to January 1, 1995 based on the fair value at the grant date of awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                 (In thousands, except earnings per share data)

                                        1997        1996         1995
-----------------------------------------------------------------------
Net income - as reported           $    4,713  $    4,043   $    2,300
Net income - pro forma                  4,276       3,783        2,161
Earnings per share - as reported:
           Basic                         1.25        1.11         0.65
           Diluted                       1.17        1.04         0.63
Earnings per share - pro forma:
           Basic                         1.14        1.04         0.61
           Diluted                       1.06        0.98         0.59
-----------------------------------------------------------------------

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for fiscal 1997, 1996 and 1995 for both plans: no dividend yield; expected volatility of 78% in 1997 and 49% in 1996 - 1995; risk-free interest rates 5.7% in 1997 and of 6.2% to 6.4% in 1996 - 1995; and expected lives of three to five years. The weighted average fair value per share of the options granted during fiscal 1997, 1996 and 1995 is estimated to be $9.18, $6.19 and $2.11, respectively.

        NOTE 9. EMPLOYEE BENEFIT PLAN.

        Effective January 1, 1992, the Company adopted the Fresh America Corp. 401(k) Profit Sharing Plan (the "Plan"), which provides for the Company, at its option, to make a matching contribution of up to 6% of each qualifying employee's annual earnings. The Company's matching contribution under the Plan was $111,000, $81,000 and $125,000 for the fiscal years 1997, 1996 and 1995, respectively.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

NOTE 10.  CONTINGENT LIABILITIES AND COMMITMENTS.

        The Company is obligated under certain noncancelable operating leases (with initial or remaining lease terms in excess of one year). The future minimum lease payments under such leases as of January 2, 1998 are (in thousands):

Fiscal years ending:
    1998                                                    $  5,260
    1999                                                       5,137
    2000                                                       4,315
    2001                                                       3,881
    2002                                                       2,864
Thereafter                                                     7,560
                                                         ------------
        Total minimum lease payments                        $ 29,017
                                                         ============

        Rental expense amounted to approximately $4,769,000, $2,430,000 and $1,389,000 for the fiscal years 1997, 1996 and 1995 respectively, of which approximately $2,268,000, $863,000 and $895,000 relates to truck and trailer rental which is included in cost of sales.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED).

        Summarized quarterly financial data is as follows (in thousands, except earnings per share data):

                                                         FISCAL 1997(a)
-------------------------------------------------------------------------------------------------------------------------------
                                                    First Qtr.          Second Qtr.             Third Qtr.         Fourth Qtr.
                                                  -------------        -------------         -------------        -------------
Net sales ...................................     $    69,735          $    88,665          $    90,800          $   100,104

Gross profit ................................           7,118                9,430                8,602               11,710
Gross margin ................................           10.2%                10.6%                 9.5%                11.7%

Net income ..................................             945                1,531                1,081                1,156

Earnings per share - basic ..................            0.25                 0.41                 0.29                 0.31

Earnings per share - diluted ................            0.24                 0.39                 0.27                 0.29
                                                         FISCAL 1996(a)
-------------------------------------------------------------------------------------------------------------------------------
                                                    First Qtr.          Second Qtr.             Third Qtr.         Fourth Qtr.
                                                  -------------        -------------         -------------        -------------
Net sales ...................................     $    46,195          $    64,721          $    59,726          $    68,535

Gross profit ................................           4,238                6,325                5,299                7,388

Gross margin ................................            9.2%                 9.8%                 8.9%                10.8%

Net income ..................................             348                1,407                  810                1,478

Earnings per share - basic ..................            0.10                 0.39                 0.22                 0.40

Earnings per share - diluted ................            0.09                 0.37                 0.21                 0.38

(a) The 52-week year is spread 12, 13, 13, and 14 weeks, respectively.

                                      F16

                      FRESH AMERICA CORP. AND SUBSIDIARIES

NOTE 12.  SUBSEQUENT EVENTS (UNAUDITED).

        Subsequent to January 2, 1998, various transactions have occurred and are described as follows:


        On February 2, 1998, restructured its existing loan agreement with a major bank to provide a revolving line of credit ("Revolver") of up to $12 million and a bridge loan of $5 million. The revolver expires February 2, 2001 and is subject to certain covenants and borrowing base requirements. Outstanding principal amounts under the Revolver accumulate interest at the bank prime rate (8.5% as of March 9, 1998), or at the Company's election, the Eurodollar rate plus 1.75% (7.4% as of March 9, 1998). The bridge loan was funded on February 2, 1998 and is to be repaid in two equal installments of $312,500 due on March 31, 1998 and June 30, 1998, with a final payment of the remaining principal balance due on September 30, 1998. The bridge loan accumulates interest at prime plus 1.375%, or at the Company's election, the Eurodollar rate plus 2.675% (8.4% as of March 9, 1998).

        On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, ("Francisco"), a produce marketing, distribution and repackaging company based in Norwalk, California. The acquisition will be accounted for using the purchase method of accounting. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share and contingent consideration subject to a minimum of $2.5 million based on the pre-tax earnings of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. Such contingent payments are payable in cash, common stock or a combination of both at the election of the Company.

        On March 4, 1998, the Company acquired all of the capital stock of Ontario Tree Fruits Ltd. and its affiliated companies ("OTF") in exchange for 609,713 shares of its common stock. OTF imports and distributes fresh produce to large retail chains and hundreds of independent grocers and wholesalers in Canada and the Northeastern United States. The transaction will be accounted for as pooling of interests and, accordingly, Fresh America's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of OTF.

        The following unaudited pro forma data summarizes the combined results of operations of the Company and OTF as if the combination had been consummated on January 2, 1998 (in thousands).
                                          FISCAL YEARS ENDED
                             ---------------------------------------------
                               Jan. 2,         Jan. 3,          Jan. 5,
                                 1998            1997            1996
                             -------------   -------------    ------------

Net sales ...................   $427,800        $323,800        $205,700
Net income* .................      5,650           4,250           2,800
Earnings per share - basic ..       1.29            1.00            0.68
Earnings per share - diluted*       1.22            0.95            0.65