Form 10-K/A
period 1998-01-02
FRESH AMERICA CORP
filed 1998-05-01
CIK 921614

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         ------------------------------

                        COMMISSION FILE NUMBER 000-24124

                               FRESH AMERICA CORP.
             (Exact name of registrant as specified in its charter)

             TEXAS                                               76-0281274
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                6600 LBJ FREEWAY, SUITE 180, DALLAS, TEXAS  75240
               (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: (972) 774-0575

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered:
-------------------------------   ----------------------------------------------
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

     Based on the closing price reported on the Nasdaq National Market on March 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant as of such date was approximately $97 million.

     Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of March 9, 1997:

   Title of Each Class of Common Stock                Number of Outstanding
   -----------------------------------                ---------------------
      Common Stock, $.01 par value                          4,771,420

                       DOCUMENTS INCORPORATED BY REFERENCE

                    None.

================================================================================

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the executive officers and directors of the Company as of March 9, 1998.

         NAME                         AGE               POSITION WITH THE COMPANY
         ----                         ---               -------------------------
David I. Sheinfeld                     43         Chairman of the Board and Chief Executive Officer
Steve R. Grinstead                     39         President, Chief Operating Officer and Director
Robert C. Kiehnle                      48         Executive Vice President and Chief Financial Officer
Edward Sabin                           50         Executive Vice President
Thomas M. Hubbard                      55         Director
Sheldon I. Stein                       44         Director
Colon Washburn                         52         Director
Lawrence V. Jackson                    44         Director


------------------

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

         Edward Sabin. Mr. Sabin joined the Company in May 1997 as Executive Vice President. Mr. Sabin has worked in the produce industry for over 27 years. He has held various positions in sales, marketing and management, including senior executive positions with Chiquita Brands and Del Monte Fresh. Mr. Sabin also served as Chief Operating Officer of Cincinnati-based wholesaler Caruso, Inc. Prior to joining the Company, Mr. Sabin was principal of his own firm providing consulting services to the produce industry.

         Robert C. Kiehnle. Mr. Kiehnle joined the Company in August 1996 as Executive Vice President and Chief Financial Officer. From January 1994 through June 1996, Mr. Kiehnle served as Treasurer of Aviall, Inc., an aircraft service and parts distribution company located in Dallas, Texas. Prior to 1993, Mr. Kiehnle held various positions in financial management for Itel Rail Corporation, the rail car leasing subsidiary of Itel Corporation, where he served most recently as Vice President Finance and Administration.

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

         Sheldon I. Stein. Mr. Stein has been a director of the Company since December 1992. Mr. Stein is a Senior Managing Director of Bear, Stearns & Co. Inc. and heads the firm's southwestern investment banking operations. Mr. Stein serves as a director of five other companies with publicly-traded securities, namely The Mens Wearhouse, Tandycrafts, Inc., First Plus Financial Group, Cellstar Corp. and Precept Business Services, Inc.

         Colon Washburn. Mr. Washburn has been a director of the Company since July 1993. From 1971 until January 1993, Mr. Washburn was employed by Wal-Mart Stores, Inc. ("Wal-Mart"), where he served most recently as Executive Vice President of Wal-Mart and also as Senior Vice President of Sam's Wholesale Club, a division of Wal-Mart. Since February 1993, Mr. Washburn has been President of Beau Chene Farms, a real estate development company.

         Lawrence V. Jackson. Mr. Jackson has been a director of the Company since September 1997. Mr. Jackson is a Senior Vice President with Safeway, Inc. Prior to joining Safeway, Mr. Jackson was a Senior Vice President with PepsiCo, Inc. During Mr. Jackson's 17 years with PepsiCo, he held a number of positions with the beverage and food service sectors, including that of Senior Vice President of Worldwide Operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended January 2, 1998 were made on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's chief executive officer and each of the Company's other executive officers (the "named executive officers").

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                   ------------
                                                   ANNUAL COMPENSATION                SHARES
           NAME AND                         --------------------------------        UNDERLYING         ALL OTHER
      PRINCIPAL POSITION          YEAR      SALARY       BONUS         OTHER          OPTIONS       COMPENSATION(1)
      ------------------          ----      ------       -----         -----       ------------     ---------------
David I. Sheinfeld..............  1997     $250,230     $90,000       $ -----             -----             $4,750
   Chairman of the Board and      1996      187,500      90,000        54,000(2)         20,000              2,885
   Chief Executive Officer        1995      150,000      50,000        45,536(3)         17,000              2,714

Steve R. Grinstead..............  1997     $175,000     $45,000       $ -----             -----             $4,750
   President and Chief            1996      145,000      45,000         -----            15,000              4,750
   Operating Officer              1995      115,000      25,000         -----            16,000              2,200

Robert C. Kiehnle(4)............  1997     $150,000     $25,000       $ -----             -----             $1,431
   Executive Vice President       1996       37,760      20,000         -----            25,000              -----
   and Chief Financial Officer

Edward Sabin(5).................  1997     $107,692     $45,000       $ -----             7,500            $ -----
   Executive Vice President


   (1) These amounts consist of contributions by the Company to a 401(k) plan on behalf of the named executive.

   (2) This amount includes payments of $45,600 for a housing allowance and $8,400 for an automobile allowance.

   (3) This amount includes payments of $41,800 for a housing allowance and $3,736 for an automobile allowance.

   (4) Robert C. Kiehnle was employed by the Company in August 1996 to serve in the capacity as Executive Vice President and Chief Financial Officer.

   (5) Edward Sabin was employed by the Company in May 1997 to serve in the capacity as Executive Vice President.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning options to purchase Common Stock by the named executive officers during the 1997 fiscal year under the 1996 Fresh America Corp. Stock Option and Award Plan (the "1996 Plan").

                                                                                       POTENTIAL REALIZABLE VALUE
                             NUMBER OF        PERCENT OF                                AT ASSUMED ANNUAL RATE OF
                            SECURITIES       TOTAL OPTIONS                              STOCK PRICE APPRECIATION
                            UNDERLYING        GRANTED TO                                  FOR OPTION TERM (1)
                             OPTIONS          EMPLOYEES     EXERCISE    EXPIRATION     --------------------------
         NAME                GRANTED           IN 1997       PRICE         DATE             5%            10%
         ----               ----------       -------------  --------    ----------     ------------  ------------
Edward Sabin..........        7,500               20.5%       $14.00      4/30/2007       $66,034      $334,686

     ------------------

(1) The "Potential Realizable Value" portion of the table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Common Stock over the term of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth certain information related to options exercised by the named executive officers during the 1997 fiscal year and the number and value of options held at fiscal year end.

                                                                   NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                                   OPTIONS AT JANUARY 2,    IN-THE-MONEY OPTIONS AT
                                                                           1998               JANUARY 2, 1998(1)
                                                                   ---------------------    -----------------------
                            SHARES ACQUIRED          VALUE             EXERCISABLE/              EXERCISABLE/
          NAME                ON EXERCISE          REALIZED            UNEXERCISABLE             UNEXERCISABLE
          ----              ---------------        --------        ---------------------    -----------------------
David I. Sheinfeld.....             --               --                   68,925/--             $ 834,205/$--

Steve R. Grinstead.....             --               --                   54,993/--             $ 685,572/$--

Robert C. Kiehnle......             --               --                   25,000/--             $  57,813/$--

Edward Sabin...........             --               --                    --/7,500             $  --/$45,469

     ------------------

(1) The value indicated is the amount by which the market value of the underlying stock on the last trading day of fiscal 1997 ($20.06 per share) exceeded the aggregate exercise price of the options.

COMPENSATION OF DIRECTORS

         The Company's non-employee directors receive cash compensation of $10,000 per year for serving on the Board of Directors and are reimbursed for expenses reasonably incurred in connection with their services as directors.

         Each director who is not an officer or employee of the Company is eligible to receive stock options and awards under the 1993 Fresh America Corp. Stock Option Plan (the "1993 Plan"), and each director is eligible to receive stock options and awards under the 1996 Plan. Members of the Plan Administration Committee may receive stock options or awards under the 1993 Plan only pursuant to the automatic grant provisions of such plan. Pursuant to the Company's stock option plans, options to purchase 5,000 shares are automatically granted annually to each director who is not an officer or employee of the Company. Such automatic option grants are exercisable at fair market value on the date of grant. Pursuant to these provisions, on August 7, 1997, each of Messrs. Hubbard, Stein and Washburn received options to purchase 5,000 shares of Common Stock at $17.50 per share.

EMPLOYMENT AGREEMENTS

         In April 1995, the Company entered into severance agreements with Messrs. Sheinfeld and Grinstead pursuant to which each such officer would be entitled to receive severance compensation equal to two times his annual salary if his employment with the Company is actually or constructively terminated following a change in control of the Company. All of the severance agreements expired in April 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Stein and Washburn serve on the Compensation Committee of the Board of Directors. No Compensation Committee interlocks existed in fiscal 1997, and no insiders participated in Compensation Committee decisions in fiscal 1997.

COMPENSATION COMMITTEE'S REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee was formed in April 1994 in anticipation of the Company's initial public offering. Prior to the establishment of the Compensation Committee, the entire Board of Directors was responsible for determining executive compensation. Since its formation, the Compensation Committee has been responsible for recommending bonuses and any increase in base salaries for the Company's executive officers.

         The Compensation Committee believes that, in order for the Company to succeed, it must be able to attract and retain qualified executive officers. In determining the type and amount of executive officer compensation, the objectives of the Compensation Committee are to provide levels of base compensation, bonuses and long-term incentives (in the form of stock options or other plans) that will attract and retain talented executive officers and align their interests with the success of the Company. The Company's executive officer compensation program currently is comprised of base salary, bonus plan, long-term incentive compensation (in the form of stock options) and various benefits generally available to employees of the Company (such as health and disability insurance). Under the supervision of the Compensation Committee and the Board of Directors, the Company has developed and implemented compensation policies, plans and programs which seek to enhance the profitability of the Company and increase shareholder value.

Base Salaries

         The Company's policy is to maintain base salaries competitive with salaries paid to similarly situated executive officers of companies of similar size in comparable industries. Although neither the Board of Directors nor the Compensation Committee has conducted a formal review of base salaries paid to similarly situated executive officers, the Company believes that the base salaries payable to its executive officers are comparable to those paid by similar companies located in the Company's geographical area and engaged in industries comparable to the Company's. The Compensation Committee anticipates that adjustments to base compensation will generally be made based upon assigned responsibility and performance and successful attainment of specific goals and objectives of the Company and individual employees. For fiscal 1997, the Compensation Committee recommended increases in the minimum levels of base compensation payable to the Company's executive officers.

Bonuses

         Year-end cash bonuses are designed to motivate the Company's executive officers to achieve specific annual financial goals and to achieve favorable returns for the Company's stockholders. At the end of each fiscal year, the Compensation Committee will assess each executive's contributions to the Company as well as the degree to which specific annual financial, strategic, and operating objectives were met by the Company. For fiscal 1997, the Compensation Committee granted cash bonuses of $205,000 to the Company's executive officers.

Long-Term Incentives

         Stock option grants under the Company's stock option plans form the basis of the Company's long-term incentive compensation for executive officers and employees. The specific objective of the Company's stock option plans is to align the long-term interests of the Company's executive officers and employees with those of shareholders by creating a strong link between executive pay and shareholder returns. The Company encourages its executive officers and employees to develop and maintain a significant, long-term stock ownership position in the Company's Common Stock. Stock options are awarded to executive officers and employees in order to encourage future management actions aimed at improving the Company's sales efforts, product quality and profitability. The Company believes that success in these endeavors will increase the value of the Company's Common Stock for shareholders. Recipients of options will have the opportunity to share in the increased value that results from their efforts. The Plan Administration Committee makes specific awards of options based on an individual's ability to impact Company-wide performance and in light of the total compensation appropriate for the individual's position. The Compensation Committee and the Plan Administration Committee may also consider other bonus or long-term incentives in their discretion.

Chief Executive Officer Compensation

         In approving Mr. Sheinfeld's compensation, the Board of Directors evaluated and compared Mr. Sheinfeld's duties, responsibilities and performance results, and the overall results of the Company, to industry norms to determine the minimum level of base compensation required under the agreement. The Compensation Committee recommended a cash bonus of $90,000 for fiscal 1997 and an increase in Mr. Sheinfeld's base salary to $300,000 for fiscal 1998.

         This Report is submitted by the members of the Compensation Committee of the Board of Directors.

                                                 Sheldon I. Stein
                                                 Colon Washburn

         This Report will not be deemed to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent that the Company specifically incorporates this Report by reference.

CORPORATE PERFORMANCE GRAPH

         The following graph compares the cumulative total return of the Company's Common Stock during the period commencing May 26, 1994, the date public trading of the Common Stock began following the Company's initial public equity offering, to January 2, 1998, with the Nasdaq Market Index and an index of companies within the Standard Industrial Code for Groceries and Related Products (the "Peer Index").

         The graph depicts the results of investing $100 in the Company's Common Stock, the Nasdaq Market Index and the Peer Index at closing prices on May 26, 1994. The graph assumes that all dividends were reinvested.

                                    [GRAPH]

                                      FISCAL YEAR ENDING
COMPANY                  1994      1995      1996      1997      1998
FRESH AMERICA CORP.      100.00     87.50    119.12    195.59    236.03
INDUSTRY INDEX           100.00     93.59    121.49    123.57    165.05
BROAD MARKET             100.00    101.30    131.40    163.29    199.73

         The stock price performance depicted in the Corporate Performance Graph is not necessarily indicative of future price performance. The Corporate Performance Graph will not be deemed to be incorporated by reference in any filing by the Company under the Securities Act or the Exchange Act.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information believed by the Company to be accurate based on information provided to it concerning the beneficial ownership of Common Stock by (a) each shareholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (b) each director, (c) the Company's Chief Executive Officer, (d) each of the Company's other named executive officers and (e) all executive officers and directors as a group, as of March 9, 1998.

                                                              NUMBER OF SHARES OF
         BENEFICIAL OWNER                                       COMMON STOCK(1)           PERCENT OF CLASS(2)
         ----------------                                     -------------------         -------------------
David I. Sheinfeld (3)(4)..............................             561,062                      11.59%
Thomas M. Hubbard (3)(5)...............................             504,432                      10.53%
Steve R. Grinstead (3)(6)..............................             103,167                       2.14%
Sheldon I. Stein (3)(7)................................              29,813                        *
Robert C. Kiehnle (8)..................................              26,500                        *
Colon Washburn (3)(9)..................................              19,282                        *
Lawrence V. Jackson (3)................................               1,000                        *
Edward Sabin...........................................               -----                      -----
Arnold Fogle (10)......................................             276,722                       5.51%
Agostino Sarraino (11).................................             276,722                       5.51%
Gruber & McBaine Capital
     Management, Inc. (12).............................             426,100                       8.93%
All directors and executive officers
     as a group (8 persons) (13).......................           1,246,412                      25.06%

     ------------------
         *less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned, unless otherwise indicated.

(2) Percentages are based on the total number of shares outstanding at March 9, 1998, plus the total number of outstanding options held by each such person that are exercisable within 60 days of such date and securities exchangeable into Common Stock within 60 days of such date. Shares issuable upon exercise of outstanding options or through the conversion of securities exchangeable into Common Stock, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)      Director of the Company.

(4) Consists of 362,037 shares held of record by David I. Sheinfeld, as trustee of the Sheinfeld Family Trust, 130,100 shares held of record by the Sheinfeld Family Partnership and 68,925 shares subject to options issued to Mr. Sheinfeld under the Company's stock option plans that are exercisable within 60 days. Mr. Sheinfeld's address is c/o Fresh America Corp. at 6600 LBJ Freeway, Suite 180, Dallas, Texas 75240.

(5) Includes 20,000 shares subject to options issued to Mr. Hubbard under the Company's stock option plans that are exercisable within 60 days. Mr. Hubbard's address is 740 Airport Blvd., Salinas, California 93912.

(6) Includes 54,993 shares subject to options issued to Mr. Grinstead under the Company's stock option plans that are exercisable within 60 days and 800 shares owned by Mr. Grinstead for the benefit of his minor children.

(7) Includes 22,813 shares subject to options issued to Mr. Stein under the Company's stock option plans that are exercisable within 60 days.

(8) Includes 25,000 shares subject to options issued to Mr. Kiehnle under the Company's stock option plans that are exercisable within 60 days.

(9) Includes 10,000 shares subject to options issued to Mr. Washburn under the Company's stock option plans that are exercisable within 60 days.

(10) Based on information set forth in Schedule 13G, dated March 16, 1998, filed with the Securities and Exchange Commission (the "Commission") by Arnold Fogle, includes 13,261 shares held of record by Arnold Fogle Holdings Limited, an Ontario corporation wholly-owned by Arnold Fogle ("AFHL"), 11,780 shares that Mr. Fogle has the right to acquire within 60 days through the conversion of exchangeable common shares of 1277649 Ontario Limited, a wholly-owned subsidiary of the Company (the "Exchangeable Shares"), and 242,219 shares that AFHL has the right to acquire within 60 days through the conversion of Exchangeable Shares. Mr. Fogle's address is c/o Ontario Tree Fruits Limited, 165 Queens Way, Toronto, Ontario, Canada M8Y 1H8.

(11) Based on information set forth in Schedule 13G, dated March 16, 1998, filed with the Commission by Agostino Sarraino, includes 20,078 shares held of record by Sarraino Holdings Limited, an Ontario corporation wholly-owned by Agostino Sarraino ("SHL"), 11,780 shares that Mr. Sarraino has the right to acquire within 60 days through the conversion of Exchangeable Shares, and 235,402 shares that SHL has the right to acquire within 60 days through the conversion of Exchangeable Shares. Mr. Sarraino's address is c/o Ontario Tree Fruits Limited, 165 Queens Way, Toronto, Ontario, Canada M8Y 1H8.

(12) Based on information provided by Gruber & McBaine Capital Management, LLC ("GMCM"), Jon D. Gruber ("Gruber"), J. Patterson McBaine ("McBaine"), Thomas O. Lloyd-Butler ("Lloyd-Butler"), Lagunitas Partners ("LP") and GMJ Investments, L.P. ("GMJ"). This group reported that it had total ownership of 426,100 shares, and that the voting and dispositive power among such group's members is as follows:

                               Aggregate         Voting and Dispositive
                          Beneficially Owned             Power
                       ------------------------  ----------------------
            Name          Number      Percent       Sole       Shared
       -------------   ------------ -----------  ---------   ----------
       GMCM                347,000      7.27%         --       347,900

       Gruber              403,200      8.45%      10,000      347,900

       McBaine             370,800      7.77%      55,300      347,900

       Lloyd-Butler        347,900      7.29%         --       347,900

       LP                  150,400      3.15%     150,400          --

       GMJ                  10,000       *         10,000          --


         The business address of Gruber & McBaine Capital Management is 50 Osgood Place, San Francisco, California 94133.

(13) Includes 201,731 shares subject to options issued to certain directors and executive officers of the Company that are exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FRESH AMERICA CORP.


Date:  May 1, 1998                      By:  /s/ ROBERT C. KIEHNLE
                                           -------------------------------------
                                             Robert C. Kiehnle,
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)