Form 10-Q
period 1998-04-03
FRESH AMERICA CORP
filed 1998-05-18
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1998.

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

                  6600 LBJ FREEWAY, SUITE 180, DALLAS, TX 75240
             (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (972) 774-0575

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 12, 1998 the Registrant had 4,853,397 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 14. Exhibit index on page 14.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                               FRESH AMERICA CORP.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                         April 3,     January 2,
                                                           1998         1998
                                                         --------      --------
                      ASSETS                                          (Restated)
Current Assets:
  Cash and cash equivalents ........................     $  2,305      $  2,725
  Accounts receivable, net .........................       46,095        43,361
  Advances to growers ..............................        2,086          --
  Inventories ......................................        6,624         7,360
  Prepaid expenses and other .......................        1,529         1,550
  Deferred income taxes ............................          306           362
                                                         --------      --------
      Total current assets .........................       58,945        55,358

Property, plant and equipment, net .................       13,646        13,581
Notes receivable from shareholders .................          166           166
Goodwill, net of amortization of $516 and $261,
respectively .......................................       20,388         9,138
Other assets .......................................        1,727         1,721
                                                         --------      --------
                                                         $ 94,872      $ 79,964
                                                         ========      ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ................       11,895        10,750
  Accounts payable .................................       30,978        27,711
  Accrued salaries and wages .......................          957         3,434
  Other accrued expenses ...........................        1,058           920
  Income taxes payable .............................        1,480         1,324
                                                         --------      --------
      Total current liabilities ....................       46,368        44,139

Long-term debt, less current portion ...............       11,668         6,193
Deferred income taxes ..............................          157           198
Other liabilities ..................................          157            99
                                                         --------      --------
      Total liabilities ............................       58,350        50,629
                                                         --------      --------
Shareholders' Equity:
    Common stock $.01 par value. Authorized
      10,000,000 shares; Issued 4,779,172
      and 4,483,983 respectively ...................           48            45
    Additional paid-in capital .....................       23,230        16,508
    Foreign currency translation adjustment ........         (171)         (179)
    Retained earnings ..............................       13,415        12,961
                                                         --------      --------
      Total shareholders' equity ...................       36,522        29,335
                                                         --------      --------
Commitments and contingencies
                                                         --------      --------
                                                         $ 94,872      $ 79,964
                                                         ========      ========

                  The notes to unaudited consolidated financial
              statements are an integral part of these statements.

                               FRESH AMERICA CORP.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                            QUARTER ENDED
                                                        ------------------------
                                                        APRIL 3,       MARCH 28,
                                                          1998           1997
                                                        ---------      --------
                                                                      (Restated)
Net sales .........................................     $ 133,007      $ 90,448
Cost of goods sold ................................       118,487        82,119
                                                        ---------      --------
            Gross profit ..........................        14,520         8,329
                                                        ---------      --------
Selling, general and administrative expenses:
    Salaries and related costs ....................         7,261         4,073
    Rent, maintenance and related
      costs .......................................         2,309         1,177
    Insurance expense .............................           348           310
    Automobile, travel and related
      costs .......................................           346           225
    Communication expense .........................           326           179
    Depreciation and amortization .................           755           397
    Nonrecurring transaction costs ................         1,395          --
    Other .........................................           610           461
                                                        ---------      --------
                                                           13,350         6,822
                                                        ---------      --------
           Operating income .......................         1,170         1,507
                                                        ---------      --------
Other income (expense):
    Interest expense ..............................          (428)          (21)
    Interest income ...............................            49            57
    Other, net ....................................          (126)           62
                                                        ---------      --------
                                                             (505)           98
                                                        ---------      --------
Income before income taxes ........................           665         1,605
Provision for income taxes ........................           211           573
                                                        ---------      --------
          Net income ..............................     $     454      $  1,032
                                                        =========      ========
Earnings per  share:
    Basic .........................................     $    0.10      $   0.24
                                                        =========      ========
    Diluted .......................................     $    0.10      $   0.23
                                                        =========      ========

                  The notes to unaudited consolidated financial
              statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              QUARTER ENDED
                                                          ----------------------
                                                          APRIL 3,     MARCH 28,
                                                            1998         1997
                                                          --------     --------
Cash flows from operating activities:                                 (Restated)
    Net income .......................................    $    454     $  1,032
    Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities, excluding the effects of
      acquisitions:
          Depreciation and amortization ..............         755          397
          Non cash transaction costs, net of tax .....         519         --
          Deferred income taxes ......................         (23)        --
          Other ......................................          97            6
          Change in assets and liabilities:
              Accounts receivable ....................       3,450       (3,664)
              Advances to growers ....................      (1,061)        --
              Inventories ............................       1,183          276
              Prepaid expenses .......................          76          119
              Other assets ...........................         291          (38)
              Accounts payable .......................        (647)      10,057
              Accrued expenses and other current
                liabilities ..........................      (2,239)      (3,260)
                                                          --------     --------
                   Total adjustments .................       2,401        3,893
                                                          --------     --------
                   Net cash provided by operating
                     activities ......................       2,855        4,925
                                                          --------     --------
Cash flows from investing activities:
    Additions to property, plant and
     equipment, net ..................................        (362)      (3,047)
    Cost of acquisitions, exclusive of cash
      acquired .......................................      (5,965)        (682)
                                                          --------     --------
                   Net cash used in investing
                     activities ......................      (6,327)      (3,729)
                                                          --------     --------
Cash flows from financing activities:
    Proceeds from revolving line of credit ...........      31,219        2,500
    Repayments of revolving line of credit ...........     (32,757)      (2,668)
    Additions to short-term indebtedness .............       5,000         --
    Payments of short-term indebtedness ..............        (469)        --
    Payments of long-term indebtedness ...............         (89)        (229)
    Net proceeds from exercise of employee
      stock options ..................................         130          118
                                                          --------     --------
                   Net cash provided by (used in)
                     financing activities ............       3,034         (279)
                                                          --------     --------
Effect of exchange rate changes on cash ..............          18         --
                                                          --------     --------
                   Net increase (decrease) in
                     cash and cash equivalents .......        (420)         917
Cash and cash equivalents at beginning
  of period ..........................................       2,725        4,247
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $  2,305     $  5,164
                                                          ========     ========
Supplemental disclosures of cash flow information:
    Cash paid for interest ...........................    $    357     $     21
    Cash paid for income taxes .......................    $    113     $   --

                 The notes to unaudited consolidated financial
              statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Fresh America Corp. and subsidiaries (the "Company") is an integrated food distribution management company engaged in the procurement, processing, warehousing and delivery of fresh produce and other refrigerated perishable products. The Company was founded in 1989 and distributes throughout the United States and Canada through twenty-two distribution and processing facilities.

      UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheets as of April 3, 1998 and January 2, 1998 and the related consolidated statements of income and cash flows for the quarters ended April 3, 1998 and March 28, 1997 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 2, 1998. The results for the quarters ended April 3, 1998 and March 28, 1997 may not be indicative of operating results for the full year.

      The consolidated financial statements give retroactive effect to an acquisition of an operating business consummated in the first quarter of 1998 which was accounted for as a pooling of interests (Note 3).

      The following are the significant accounting policies followed by the Company in the preparation of the consolidated financial statements.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Fresh America Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      EARNINGS PER SHARE - The Company adopted the provisions of Statements of Financial Accounting Standards "SFAS" No. 128, "Earnings per Share", during 1997 and retroactively restated all per share amounts. SFAS No. 128 reporting requirements replace primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

      COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No.130 is effective for financial statements issued for periods beginning after December 15, 1997, which for the Company is the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required and has been presented in these financial statements.

      RECENT ACCOUNTING PRONOUNCEMENTS - The Company intends to adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. The Standard will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources.

      Effective January 3, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which was issued in March 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development be expensed as incurred.

      FOREIGN CURRENCY TRANSLATION - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments are reflected in the foreign currency translation adjustments in Shareholders' Equity and accordingly have no effect on net income. Exchange gains and losses for all foreign subsidiaries are included in income for transactions denominated in currencies other than the functional currency.

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

       FISCAL YEAR - The Company's fiscal year is a 52-week or 53 week period ending on the first Friday in January. The quarters ended April 3, 1998 and March 28, 1997 consist of 13 weeks and 12 weeks, respectively.

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

      In August 1995, the Company entered into a five-year distribution agreement (the "Agreement") with Sam's Club. The Agreement, which began on December 1, 1995, replaced the Company's previously existing license agreement with Sam's Club which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by the Company. As a result of this expansion, the Company commenced operations from two new distribution centers in Chicago, Illinois and Cincinnati, Ohio on January 2, 1996. For further information, see Note 2 to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

      The Agreement provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by forty per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any. The Company has conducted its operations assuming that Sam's will withdraw forty clubs per year for each of the remaining years of the Agreement. In February 1997, Sam's advised the Company that as a result of opening certain new Wal-Mart Supercenter Distribution Centers, it elected to exercise the existing option under the Agreement to distribute produce directly with respect to forty clubs. Twenty-seven clubs were transitioned in May 1997 and the remaining thirteen clubs were transitioned in November 1997. In March 1998, Sam's began the transfer of an additional forty clubs, which was completed in April 1998. The event did not have a material adverse effect on the Company's financial position in 1997, and the lost revenue attributable to such clubs is estimated to be less than 3 percent of the Company's total fiscal 1998 revenues.

NOTE 3.  ACQUISITIONS.

      On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based in Norwalk, California. The acquisition was accounted for using the purchase method of accounting. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments have been recorded as a liability and are payable in cash or a combination of cash and common stock.

      On March 4, 1998, the Company completed a merger with Ontario Tree Fruits Limited and its affiliated companies (collectively, "OTF") by exchanging 609,713 shares of its common stock or exchangeable common stock for all of the common stock of OTF and certain residual equity interests. OTF imports and distributes fresh produce to large retail chains and hundreds of independent grocers and wholesalers in Canada and the Northeastern United States.

      The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No 16. Accordingly, all prior periods consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of OTF as though it had always been a part of the Company.

      Prior to the merger, OTF's fiscal year ended on August 31. In recording the business combination, OTF's prior period financial statements have been restated to a year ended December 31, to conform with the Company's fiscal year-end.

      There were no transactions between OTF and the Company prior to the combination, and immaterial adjustments were recorded to conform OTF's accounting policies. Certain reclassifications were made to the OTF financial statements to conform to the Company's presentations.

      In connection with the acquisition of OTF, the Company incurred nonrecurring transaction costs of approximately $1.4 million, which were expensed in the first quarter of 1998. The nonrecurring transaction costs included approximately $942,000 of non-cash expenses ($519,000, net of tax) related to the issuance of 52,342 shares of the Company's common stock issued to the financial advisors of OTF.

      In connection with the purchase of substantially all the net operating assets of Lone Star Produce, Inc. in 1995, the Company issued a convertible promissory note which allowed Lone Star (at Lone Star's option) to convert the note into the Company's common stock at $6.49 per share. The note was valued at approximately $1,459,000 and is included in current debt in the Company's balance sheet at January 2, 1998 and April 3, 1998. The conversion option had an original expiration date of March 31, 1998. By mutual agreement, the conversion deadline was extended and the note was converted into 72,725 shares in April 1998.

      For those acquisitions accounted for using the purchase method of accounting, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the consolidated financial statements of the Company. At the acquisition dates, the purchase price was allocated to assets acquired and liabilities assumed based on their relative fair market values. The excess of total purchase price over fair values of the net assets acquired was recorded as goodwill, which is being amortized over a 15 to 20 year period.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Francisco as if the acquisition occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of goodwill, decreased interest income, increased interest expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Francisco constituted a single entity during such periods.

                                                        QUARTER ENDED
                                                   -----------------------
  (In thousands, except per share amounts)          APRIL 3,     MARCH 28,
                                                      1998          1997
                                                   ---------      --------
      Net sales .............................      $ 140,261      $114,781
                                                   =========      ========
      Net income ............................      $     472      $  1,324
                                                   =========      ========
      Earnings per share - diluted ..........      $    0.09      $   0.27
                                                   =========      ========

NOTE 4.  DEBT.

      On February 2, 1998, the Company restructured its existing loan agreement with a major bank to provide a revolving line of credit ("Revolver") of up to $12 million and a bridge loan of $5 million (the "Bridge Loan"). The Revolver expires February 2, 2001 and is subject to certain covenants and borrowing base requirements. Outstanding principal amounts under the Revolver ($9.7 million as of April 3, 1998) accumulate interest at the bank prime rate (8.5% as of May 12,
1998), or at the Company's election, the eurodollar rate plus 1.75% (7.4% as of May 12, 1998).

      The Bridge Loan was funded on February 2, 1998 and the remaining balance of $4.7 million (as of April 3, 1998) is to be repaid with an installment of $312,500 due on June 30, 1998 and a final payment of the remaining principal balance due on September 30, 1998. The bridge loan accumulates interest at prime plus 1.375%, or at the Company's election, the Eurodollar rate plus 2.675% (8.3% as of May 12, 1998).

      Additionally, the Company's Canadian subsidiaries have a demand agreement with a Canadian bank to provide revolving credit facilities of up to $10.6 million, denominated in Canadian dollars, subject to certain covenant and borrowing base requirements. The revolving credit facility is collateralized by substantially all assets of such Canadian subsidiaries. Interest on borrowings accrue at U.S. prime plus 0.75% (9.25% at May 12, 1998) or Canadian prime plus 0.75% (7.5%), depending on the denomination of the borrowings. As of April 3, 1998, borrowings under the agreement amounted to $4.8 million, denominated in Canadian dollars.

NOTE 5. COMPREHENSIVE INCOME.

      The following table reconciles the Company's net income to its comprehensive income for the quarters ended April 3, 1998 and March 28,1997 (in thousands):

                                                        1998         1997
                                                        ----      -------
      Net income .................................      $454      $ 1,032
      Other comprehensive income-foreign
         currency translation adjustments ........         8           (9)
                                                        ----      -------
      Comprehensive income .......................      $462      $ 1,023
                                                        ====      =======

NOTE 6. EARNINGS PER SHARE.

      Shares used in calculating basic and diluted income per share for the quarters ending April 3, 1998 and March 28, 1997 are as follows (in thousands):

                                                          1998        1997
                                                         -----       -----
      Weighted average common shares
          outstanding - basic ....................       4,675       4,341

      Dilutive securities:
          Common stock options ...................         159         198
          Contingent shares related to
            acquisitions .........................         114          23
                                                         -----       -----
      Weighted average shares common
         outstanding - diluted basis .............       4,948       4,562
                                                         =====       =====

      In calculating diluted earnings per share for the first quarter of 1998, $21 of interest was added back to net income in connection with the assumed conversion of certain contingent shares.

NOTE 7. SUBSEQUENT EVENT.

      On May 15, 1998 the Company completed a $20 million, 12 percent subordinated debt financing with a major national insurance company. The note has a final maturity of May 1, 2003 with principle payments of $6,666,666 due on May 1, 2001 and May 1, 2002. The Company also issued 155,483 warrants with an exercise price of $22.70 per share to the insurance company in connection with such subordinated note. A total of $15 million was funded on closing with the remaining $5 million to be funded within 90 days. A portion of the proceeds was used to prepay the Bridge Loan and to pay off existing balances on the Revolver. The Company has also amended the terms of and increased the availability under the Revolver to $15 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table presents the components of the consolidated statements of income as a percentage of net sales for the periods indicated (including the restatement to reflect the acquisition of OTF, which was accounted for as a pooling of interests):
                                                           QUARTER ENDED
                                                       -----------------------
                                                       April 3,        March 28,
                                                        1998             1997
                                                       ------           ------
Net sales ...................................           100.0%           100.0%
Cost of goods sold ..........................            89.1             90.8
                                                       ------           ------
Gross profit ................................            10.9              9.2
Selling, general and
  administrative expenses ...................             8.9              7.5
Nonrecurring transaction
  costs .....................................             1.1             --
                                                       ------           ------
Operating income ............................             0.9              1.7
Other income (expense) ......................            (0.4)              .1
                                                       ------           ------
Income before income taxes ..................             0.5              1.8
Provision for income taxes ..................             0.2               .7
                                                       ------           ------
Net income ..................................             0.3%             1.1%
                                                       ======           ======

COMPARISON OF QUARTER ENDED APRIL 3, 1998 TO QUARTER ENDED MARCH 28, 1997

      The Company's quarters ended April 3, 1998 and March 28, 1997 include 13 weeks and 12 weeks, respectively. Therefore, when comparing the two quarters, it should be noted that the 1998 quarter includes one additional week of operations than the 1997 quarter.

      NET SALES. Net sales increased $42.6 million, or 47.1%, to $133.0 million in the first quarter of 1998 from $90.4 million in the first quarter of 1997. Of the total increase, approximately $33 million was due to acquisitions made subsequent to the first quarter of 1997 and $7.7 million was due to the effect of an additional week in the first quarter of 1998. As a percentage of net sales, Sam's represented 41.4% in the first quarter of 1998 compared to 58.9% in the first quarter of 1997.

      COST OF GOODS SOLD. Cost of goods sold increased by $36.4 million or 44.3% to $118.5 million in the first quarter of 1998 from $82.1 million in the first quarter 1997, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of goods sold decreased to 89.1% from 90.8%, which in turn increased the Company's gross profit percentage to 10.9% from 9.2%. The increase in gross profit percentage is due to the continuing increasing trend in specialty foodservice and value-added businesses, which generally have higher gross margins than those derived from the Company's programs and retail/ wholesale businesses. Net sales from these businesses were over 20% of total revenues in the first quarter of 1998 compared to less than 10% in the same period in 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $6.5 million, or 95.7% to $13.3 million in the first quarter of 1998 from $6.8 million in the first quarter of 1997. Included in SG&A in the first quarter of 1998 are nonrecurring transaction expenses of $1.4 million related to the acquisition of OTF. The remaining increase is primarily due to SG&A expenses related to new business ($3.7 million) and, to a lesser extent, additional headcount and other costs required to support the Company's increased acquisition, integration and operating activities.

      OPERATING INCOME. As a result of the foregoing factors, which include $1.4 million of nonrecurring transaction costs in the first quarter of 1998, operating income decreased by $0.3 million, or 22.4%, to $1.2 million in the first quarter of 1998 from $1.5 million in the first quarter of 1997. The following table summarizes the effect of the nonrecurring transaction costs on operating income in the first quarter of 1998 (in thousands):

                                                     Quarter ended
                                           -----------------------------------
                                                       %                   %
                                           April 3,  of net   March 28,  of net
                                            1998     sales      1997     sales
                                           ------     ---      ------     ---
        Operating income as
          reported .....................   $1,170     0.9%     $1,507     1.7%
        Nonrecurring transaction
          costs ........................    1,395                --
                                           ------     ---      ------     ---
        Operating income before
          nonrecurring transaction
          cost .........................   $2,565     1.9%     $1,507     1.7%
                                           ======              ======

      OTHER INCOME (EXPENSE). Interest expense increased $407,000 to $428,000 in the first quarter of 1998 from $21,000 in the first quarter of 1997 primarily due to increased borrowings to help finance acquisitions that were made subsequent to the first quarter of 1997. Other expense increased to $126,000 in the first quarter of 1998 primarily due to foreign currency losses of approximately $120,000 incurred by OTF.

      PROVISION FOR INCOME TAXES. The effective tax rate decreased from 36% in the first quarter of 1997 to 32% in the first quarter of 1998. The decrease was primarily due to the tax benefit effect of pre-tax losses incurred by the Company's Canadian subsidiaries, which have a higher statutory tax rate than the United States. The pre-tax losses resulted from nonrecurring transaction costs of $1.1 million.

      NET INCOME. As a result of the foregoing factors, net income decreased $578,000 or 56% to $454,000 in the first quarter of 1998 compared to $1,032,000 in the first quarter of 1997. The following table summarizes the effect of the nonrecurring transaction costs on the net income and earnings per share in the first quarter of 1998 (in thousands):

                                                       Quarter Ended
                                                    ---------------------
                                                     April 3,   March 28,
                                                       1998       1997
                                                    ---------   ---------
        Net income as reported ..................   $     454   $   1,032
        Nonrecurring transaction
          costs, net of tax .....................         789        --
                                                    ---------   ---------
        Net income before effect of
          nonrecurring transaction
          costs .................................   $   1,243   $   1,032
                                                    =========   =========
        Earning per share as reported:
               Basic ............................   $    0.10   $    0.24
               Diluted ..........................   $    0.10   $    0.23

        Effect of nonrecurring transaction costs:
              Basic .............................   $    0.17        --
              Diluted ...........................   $    0.16        --

        Earnings per share before
          effect of nonrecurring
          transaction costs:
              Basic .............................   $    0.27   $    0.24
              Diluted ...........................   $    0.26   $    0.23

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $2.9 million for the first quarter 1998 compared to $4.9 million in the first quarter 1997. The difference is primarily due to increased use of working capital to support the growth in the business.

      Cash used in investing activities increased $2.6 million from $3.7 million in first quarter of 1997 1996 to $6.3 million in the first quarter of 1998. The increase is primarily due to acquisition of Francisco (see Note 3 to the accompanying unaudited consolidated financial statements).

      Cash provided by financing activities was $3.0 million in the first quarter of 1998 compared to cash used in financing activities of $279,000 in the first quarter of 1997. The increase in financing compared to the prior year quarter is primarily due to borrowings used to finance the cash portion of the Francisco acquisition which were partially offset by reduction in the Company's revolving credit facilities.

      At April 3, 1998, the Company had working capital of $12.6 million compared to $11.2 million at January 2, 1998. On February 2, 1998, the Company entered into a new $17 million revolving line of credit and bridge loan bank facility which can be used for general corporate purposes, including acquisitions. As of May 12, 1998, there was an outstanding balance of $12.2 million under such facility, including the bridge loan balance of $4.7 million, which is due on September 30, 1998. The Company also has revolving credit facilities of up to $10.6 million, denominated in Canadian dollars, through its Canadian subsidiaries. Such facilities have an outstanding balance of approximately $4.7 million, denominated in Canadian dollars, as of May 12, 1998. On May 15, 1998, the Company completed a $20 million, 12 percent subordinated debt financing that matures in May 2003. See Note 4 and Note 7 to the accompanying unaudited consolidated financial statements for further information.

      Management believes that the combination of cash generated from operating activities, availability under its bank line of credit, the proceeds generated from the subordinated debt financing and the use of operating leases where appropriate is sufficient to meet its needs for operations, acquisitions and near-term debt service requirements. The Company intends to continue its expansion activities and may require additional debt or equity capital to meet such requirements. The Company believes it has access to the capital markets and can also obtain additional credit from financial institutions in order to raise the capital necessary to fund such expansion activities. See "Outlook and Uncertainties" below.

YEAR 2000

       In 1997, the Company developed a plan to implement a new enterprise-wide management information system, which better meets the Company's diverse and long-term needs. Implementation of the new system commenced in March 1998 and is currently expected to be completed by the end of 1999. The implementation is also expected to ensure that the Company's computer systems and applications will function properly beyond 1999 in all material respects. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be successfully completed on a timely basis.

QUARTERLY RESULTS AND SEASONALITY

   The Company's business is seasonal, with its greatest quarterly sales volume historically occurring in the fourth quarter. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes, onions, lettuce and tomatoes which are generally strongest during the fall, winter and spring. The supply of certain of these items declines during the summer, although lost sales are replaced to some extent by more seasonal products such as peaches, plums, nectarines, grapes, strawberries and melons. Sales of imported fresh fruit such as Clementine oranges, tangerines, grapes, and refrigerated, pre-packaged products, such as vegetable trays, are strongest during the fourth quarter holiday season. Because the Company's results of operations depend significantly on sales generated during the fourth quarter, any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce, harsh weather conditions, or product costs, could have a disproportionate impact on the Company's results of operations for the full year.

INFLATION

   Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on the Company's sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating prices as discussed in "Quarterly Results and Seasonality" above.

OUTLOOK AND UNCERTAINTIES

      Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy and successfully integrate acquired operations, dependence on it's primary customer, significant competition, limitations arising from the Company's indebtedness, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998, a copy of which may be obtained from the Company upon request.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

            Exhibit 27.1 - Financial Data Schedule.

            Exhibit 27.2 - Financial Data Schedule - Restated.

            Exhibit 27.3 - Financial Data Schedule - Restated.

   (b)  Reports on Form 8-K

        The Company filed a current report on Form 8-K, dated February 17, 1998, reporting the acquisition of substantially all of the net operating assets of Francisco on February 2, 1998. Financial statements of Francisco and pro forma combined financial information relating to Francisco and the Company were filed in an amendment on April 17, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
  (Registrant)

/s/ ROBERT C. KIEHNLE                            Date: MAY 15, 1998
Robert C. Kiehnle
Executive Vice President and
Chief Financial Officer