Form 10-Q
period 1998-07-03
FRESH AMERICA CORP
filed 1998-08-17
CIK 921614

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 3, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ______________________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 10, 1998 the Registrant had 4,863,962 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 173. Exhibit index on page 15.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                               FRESH AMERICA CORP.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share amounts)

                                                      July 3,       January 2,
                                                       1998           1998
                                                  ------------    ------------
                      ASSETS
 Current Assets:
  Cash and cash equivalents .....................   $    218        $ 2,725
  Accounts receivable, net ......................     54,139         43,361
  Advances to growers ...........................      1,662           --
  Inventories ...................................      5,658          7,360
  Prepaid expenses and other ....................      2,046          1,550
  Deferred income taxes .........................        437            362
      Total current assets ......................    -------        -------
                                                      64,160         55,358

Property, plant and equipment, net ..............     16,011         13,581
Notes receivable from shareholders ..............        166            166
Goodwill, net of amortization of $873 and $261, .     20,206          9,138
respectively Other assets .......................      2,131          1,721
                                                    --------        -------
                                                    $102,674        $79,964
                                                    ========        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion .............   $  4,091        $10,750
  of long-term debt
  Accounts payable ..............................     38,207         27,711
  Accrued salaries and wages ....................      1,379          3,434
  Other accrued expenses ........................      1,370            920
  Income taxes payable ..........................        493          1,324
                                                    --------        -------
      Total current liabilities .................     45,540         44,139

Long-term debt, less current portion ............     16,607          6,193
Deferred income taxes ...........................        157            198
Other liabilities ...............................        179             99
                                                    --------        -------
      Total liabilities .........................     62,483         50,629
                                                    --------        -------

Shareholders' Equity:
    Common stock $.01 par value. Authorized
      10,000,000 shares; issued 4,854,397 and
      4,483,983 respectively ....................         49             45
    Additional paid-in capital ..................     25,041         16,508
    Foreign currency translation adjustment .....       (274)          (179)
    Retained earnings ...........................     15,375         12,961
                                                    --------        -------
      Total shareholders' equity ................     40,191         29,335
                                                    --------        -------
Commitments and contingencies ...................       --            --
                                                    --------       --------
                                                   $ 102,674       $ 79,964
                                                   =========       =========

     The notes to consolidated financial statements are an integral part of these statements.

                               FRESH AMERICA CORP.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               QUARTER ENDED                     SIX MONTHS ENDED
                                                        ---------------------------         ---------------------------
                                                          July 3,          June 27,          July 3,           June 27,
                                                           1998              1997             1998                1997
                                                        ---------         ---------         ---------         ---------
Net sales ..........................................      159,598           110,625           292,605           201,073
Cost of goods sold .................................      142,156            99,407           260,643           181,526
                                                        ---------         ---------         ---------         ---------
            Gross profit ...........................       17,442            11,218            31,962            19,547
                                                        ---------         ---------         ---------         ---------
Selling, general and administrative expenses:
    Salaries and related costs .....................        7,782             5,449            15,043             9,522
    Rent, maintenance and related costs ............        2,682             1,491             4,991             2,668
    Insurance expense ..............................          323               316               671               626
    Automobile, travel and related costs ...........          417               307               763               533
    Communication expense ..........................          370               272               696               450
    Depreciation and amortization ..................          863               431             1,618               828
    Nonrecurring transaction costs .................         --                --               1,395              --
    Other ..........................................        1,179               371             1,789               832
                                                        ---------         ---------         ---------         ---------
                                                           13,616             8,637            26,966            15,459
                                                        ---------         ---------         ---------         ---------
           Operating income ........................        3,826             2,581             4,996             4,088
                                                        ---------         ---------         ---------         ---------
Other income (expense):
    Interest expense ...............................         (606)             (180)           (1,034)             (201)
    Interest income ................................           35                81                84               138
    Other, net .....................................          (39)               94              (165)              156
                                                        ---------         ---------         ---------         ---------
                                                             (610)               (5)           (1,115)               93
                                                        ---------         ---------         ---------         ---------

Income before income taxes .........................        3,216             2,576             3,881             4,181
Provision for income taxes .........................        1,256               952             1,467             1,525
                                                        ---------         ---------         ---------         ---------
          Net income ...............................    $   1,960         $   1,624         $   2,414         $   2,656
                                                        =========         =========         =========         =========

Earnings per  share:
    Basic ..........................................    $    0.41         $    0.37         $    0.51         $    0.61
                                                        =========         =========         =========         =========
    Diluted ........................................    $    0.40         $    0.36         $    0.49         $    0.58
                                                        =========         =========         =========         =========

     The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                    SIX MONTHS ENDED
                                                                  --------------------
                                                                    JULY 3,   JUNE 27,
                                                                     1998       1997
                                                                  ---------  ---------
Cash flows from operating activities:
  Net income ..................................................      2,414      2,656
  Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisitions:
    Depreciation and amortization .............................      1,618        828
    Noncash transaction costs, net of tax .....................        519       --
    Deferred income taxes .....................................       (153)      --
    Other .....................................................        364         75
    Change in assets and liabilities:
     Accounts receivable ......................................     (7,330)    (2,192)
     Advances to growers ......................................       (638)      --
     Inventories ..............................................      2,030      2,099
     Prepaid expenses .........................................       (295)      (653)
     Other assets .............................................        262       (327)
     Accounts payable .........................................      7,861      6,452
     Accrued expenses and other current liabilities ...........     (2,451)     (2008)
                                                                  --------    -------
       Total adjustments
       Net cash provided by operating activities ..............      1,787      4,274
                                                                  --------    -------
                                                                     4,201      6,930
                                                                  --------    -------
Cash flows from investing activities:
  Additions to property, plant and equipment, net .............     (2,689)    (3,725)
  Cost of acquisitions, exclusive of cash acquired ............     (6,103)      (932)
                                                                  --------    -------
           Net cash used in investing activities ..............     (8,792)    (4,657)
                                                                  --------    -------
Cash flows from financing activities:
  Proceeds from revolving line of credit ......................     51,420      4,664
  Repayments of revolving line of credit ......................    (64,092)    (8,614)
  Additions to short-term indebtedness ........................      5,019       --
  Payments of short-term indebtedness .........................     (5,169)      --
  Proceeds from shareholder loans .............................       --        1,172
  Additions to long-term indebtedness .........................     15,015        106
  Repayments of long-term indebtedness ........................       (161)      (256)
  Net proceeds from exercise of employee stock options ........        106        118
                                                                  --------    -------
          Net cash provided by (used in) financing activities .      2,138     (2,810)
                                                                  --------    -------
Effect of exchange rate changes on cash .......................        (54)      --
             Net increase (decrease) in cash and cash .........     (2,507)      (537)
Cash and cash equivalents at beginning of year ................      2,725      4,247
                                                                  --------    -------
Cash and cash equivalents at end of year ......................   $    218    $ 3,710
                                                                  ========    =======
Supplemental disclosures of cash flow information:
    Cash paid for interest ....................................   $    572    $   202

   Cash paid for income taxes .................................   $  1,793    $ 1,498

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

      UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of July 3, 1998, the consolidated statements of income for the quarters and six month periods ended July 3, 1998 and June 27, 1997, the consolidated statements of cashflows for the six month periods ended July 3, 1998 and June 27, 1997, and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 2, 1998. The results for the quarters and the six month periods ended July 3, 1998 and June 27, 1997 may not be indicative of operating results for the full year.

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

      EARNINGS PER SHARE - Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 6.

      COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997, which for the Company is fiscal 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required and has been presented in these financial statements.

      RECENT ACCOUNTING PRONOUNCEMENTS - The Company intends to adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in its fiscal year ended January 1, 1999 consolidated financial statements. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments based on how management measures performance and makes decisions about allocating resources. The disclosures required by the statement are not required for interim financial statements in the initial year of its application.

      Effective January 3, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which was issued in March 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and post-implementation/operations stage of internal-use computer software development be expensed as incurred.

      In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting of the Costs of Start-up Activities" which is effective for the financial statements issued for periods beginning after December 15, 1998. The Company believes SOP 98-5 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SOP 98-5 in the first quarter of 1999.

      The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2000.

      FOREIGN CURRENCY TRANSLATION - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments are reflected in the foreign currency translation adjustments in Shareholders' Equity and, accordingly, have no effect on net income. Exchange gains and losses for all foreign subsidiaries are included in income for transactions denominated in currencies other than the functional currency.

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

       FISCAL YEAR - The Company's fiscal year is a 52-week or 53 week period ending on the first Friday in January. The quarters ended July 3, 1998 and June 27, 1997 each consist of 13 weeks. The six months periods ended July 3, 1998 and June 27, 1997 consist of 26 weeks and 25 weeks, respectively.

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

      In August 1995, the Company entered into a five-year distribution agreement (the "Agreement") with Sam's Club. The Agreement, which began on December 1, 1995, replaced the Company's previously existing license agreement with Sam's Club which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by the Company. As a result of this expansion, the Company commenced operations from two new distribution centers in Chicago, Illinois and Cincinnati, Ohio on January 2, 1997. For further information, see Note 2 to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

      The Agreement provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by forty per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any. In February 1997, Sam's advised the Company that as a result of opening certain new Wal-Mart Supercenter Distribution Centers, it elected to exercise the existing option under the Agreement to distribute produce directly with respect to forty clubs. Twenty-seven clubs were transitioned in May 1997 and the remaining thirteen clubs were transitioned in November 1997. In March 1998, Sam's began the transfer of an additional forty clubs, which was completed in April 1998. The 1997 withdrawal of clubs did not have a material adverse effect on the Company's financial position in 1997, and the lost revenue attributable to the clubs withdrawn in 1998 is estimated to be less than 3 percent of the Company's total fiscal 1998 revenues. The Company has conducted its operations assuming that Sam's will withdraw forty clubs per year for each of the remaining years of the Agreement.

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

      The Merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior periods consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of OTF as though it had always been a part of the Company.

      Prior to the merger, OTF's fiscal year ended on August 31. In recording the business combination, OTF's prior period financial statements have been restated to a year ended December 31, to conform with the Company's fiscal year-end.

      There were no transactions between OTF and the Company prior to the combination, and immaterial adjustments were recorded to conform OTF's accounting policies to those of the Company. Certain reclassifications were made to the OTF financial statements to conform to the Company's presentations.

      In connection with the acquisition of OTF, the Company incurred nonrecurring transaction costs of approximately $1.4 million, which were expensed in the first quarter of 1998. The nonrecurring transaction costs included approximately $942,000 of non-cash expenses ($519,000, net of tax) related to the issuance of 52,342 shares of the Company's common stock to the financial advisors of OTF.
      In connection with the purchase of substantially all the net operating assets of Lone Star Produce, Inc. in 1995, the Company issued a convertible promissory note which allowed Lone Star (at Lone Star's option) to convert the note into the Company's common stock at $6.49 per share. The note was valued at approximately $1,459,000 and is included in current debt in the Company's balance sheet at January 2, 1998. The conversion option had an original expiration date of March 31, 1998. By mutual agreement, the conversion deadline was extended and the note was converted into 72,725 shares in April 1998.

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

                                                     SIX MONTHS ENDED

(In thousands, except per share amounts)                JULY 3,         JUNE 27,
                                                        1998              1997
                                                      ---------         --------
Net sales ...................................         $ 299,859         $253,885
                                                      =========         ========
Net income ..................................         $   2,432         $  3,438
                                                      =========         ========
Earnings per share - diluted ................         $    0.49         $   0.71
                                                      =========         ========

NOTE 4.  DEBT.

      On February 2, 1998, the Company restructured its existing loan agreement with a major bank to provide a revolving line of credit ("Revolver") of up to $12 million and a bridge loan of $5 million (the "Bridge Loan"). On May 15, 1998, the Company amended the terms of the above referenced loan agreement and increased the borrowing availability under the Revolver to $15 million. The Revolver expires February 2, 2001 and is subject to certain covenants and borrowing base requirements. Outstanding principal amounts under the Revolver (none outstanding as of August 10, 1998) accumulate interest at the bank prime rate (8.5% as of August 10, 1998), or at the Company's election, the eurodollar rate plus 1.75% (7.4% as of August 10, 1998).

      On May 15, 1998 the Company completed a $20 million, 12 percent subordinated debt financing with a major national insurance company. The note has a final maturity of May 1, 2003 with principal payments of $6,666,666 due on May 1, 2001 and May 1, 2002. Interest payments are due semi-annually in May and November. A total of $15 million was funded on May 15, 1998 with the remaining $5 million funded on August 3, 1998. A portion of the initial proceeds was used to prepay the Bridge Loan and the remainder to pay off existing balances on the Revolver. In connection with the subordinated note, the Company issued 116,612 warrants on May 15, 1998 and 38,871 warrants on August 3, 1998, both at an exercise price of $22.70 per share. The warrants are exercisable on May 1, 1999 and expire May 1, 2003.

      Additionally, the Company's Canadian subsidiaries have a demand agreement with a Canadian bank to provide revolving credit facilities of up to $10.2 million, denominated in Canadian dollars, subject to certain covenant and borrowing base requirements. The revolving credit facility is collateralized by substantially all assets of such Canadian subsidiaries. Interest on borrowings accrue at U.S. prime plus 0.75% (9.25% at August 10, 1998) or Canadian prime plus 0.75% (7.5%), depending on the denomination of the borrowings. As of July 3, 1998, borrowings under the agreement amounted to $3.1 million, denominated in Canadian dollars.

NOTE 5. COMPREHENSIVE INCOME.

      The following table reconciles the Company's net income to its comprehensive income (in thousands):

                                         QUARTER ENDED         SIX MONTHS ENDED
                                     ----------------------  ------------------
                                      July 3,    June 27,     July 3,   June 27,
                                       1998        1997        1998       1997
                                      -------     -------     -------    ------

Net Income .......................    $ 1,960     $ 1,624     $ 2,414    $2,656

Other comprehensive  income-foreign
    currency translation adjustments     (103)        --          (95)       (6)
                                      -------     -------     -------    ------
Comprehensive income .............    $ 1,857     $ 1,624     $ 2,319    $2,650
                                      =======     =======     =======    ======

NOTE 6. EARNINGS PER SHARE.

      Shares used in calculating basic and diluted income per share (in thousands):

                                       QUARTER ENDED        SIX MONTHS ENDED
                                   -------------------     ------------------
                                   July 3,     June 27,     July 3,   June 27,
                                     1998        1997        1998       1997
                                   -------     -------     -------     ------
Weighted average common shares
  outstanding - basic ...........    4,779       4,351       4,759      4,347

Dilutive securities:
  Common stock options ..........      172         179         189        189

  Contingent shares related
    to acquisitions .............     --            33        --           33
                                   -------     -------     -------     ------

Weighted average common shares
  outstanding - diluted basis ...    4,951       4,563       4,948      4,569
                                   =======     =======     =======     ======

NOTE 7. SUBSEQUENT EVENT.

      On August 14, 1998, the Company acquired all of the capital stock of Jos. Notarianni & Co., a produce distribution and value-added tomato ripening and repacking company based in Scranton, Pennsylvania. As consideration, the Company paid $5,390,000 in cash and 292,951 shares of Company common stock valued at $19.15 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table presents the components of the consolidated statements of income as a percentage of net sales for the periods indicated (including the restatement to reflect the acquisition of OTF, which was accounted for as a pooling of interests):

                                        QUARTER ENDED         SIX MONTHS ENDED
                                      -------------------    ------------------
                                      JULY 3,     JUNE 27,   JULY 3,    JUNE 27,
                                       1998         1997      1998        1997
                                      -------     -------    -------     ------
Net sales .........................     100.0%      100.0%     100.0%     100.0%
Cost of goods sold ................      89.1        89.9       89.1       90.3
                                      -------     -------    -------     ------
Gross profit ......................      10.9        10.1       10.9        9.7
Selling, general and
   administrative expenses ........       8.5         7.8        8.7        7.7
Nonrecurring transaction costs ....      --          --          0.5       --
                                      -------     -------    -------     ------
Operating income ..................       2.4         2.3        1.7        2.0
Other income (expense) ............      (0.4)       --         (0.4)      --
                                      -------     -------    -------     ------
Income before income taxes ........       2.0         2.3        1.3        2.0
Provision for income taxes ........       0.8         0.9        0.5        0.7
                                      -------     -------    -------     ------
Net income ........................       1.2%        1.4%       0.8%       1.3%
                                      =======     =======    =======     ======

COMPARISON OF QUARTER ENDED JULY 3, 1998 TO QUARTER ENDED JUNE
27, 1997

      The Company's quarters ended July 3, 1998 and June 27, 1997 each include 13 weeks.

      NET SALES. Net sales increased $49.0 million, or 44.3%, to $159.6 million in the second quarter of 1998 from $110.6 million in the second quarter of 1997. Of the total increase, approximately $44 million was due to acquisitions made subsequent to the second quarter of 1997. As a percentage of net sales, Sam's represented 37.7% in the second quarter of 1998 compared to 57.9% in the second quarter of 1997.

      COST OF GOODS SOLD. Cost of goods sold increased by $42.7 million, or 43.0% to $142.2 million in the second quarter of 1998 from $99.4 million in the second quarter of 1997, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of goods sold decreased to 89.1% from 89.9%, which in turn increased the Company's gross profit percentage to 10.9% from 10.1%. The increase in gross profit percentage is due to the continuing increasing trend in specialty food service and value-added businesses, which generally have higher gross margins than those derived from the Company's programs and retail/wholesale businesses. Net sales from these businesses were over 17% of total revenues in the second quarter of 1998 compared to approximately 12% in the same period in 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $5.0 million, or 57.7% to $13.6 million in the second quarter of 1998 from $8.6 million in the second quarter of 1997. The increase is primarily due to SG&A expenses related to new business ($4.1 million) and, to a lesser extent, additional headcount and other costs required to support the Company's increased acquisition, integration and operating activities.

      OPERATING INCOME. As a result of the foregoing factors, operating income increased by $1.2 million, or 48.2%, to $3.8 million in the second quarter of 1998 from $2.6 million in the second quarter of 1997.

      OTHER INCOME (EXPENSE). Interest expense increased $426,000 to $606,000 in the second quarter of 1998 from $180,000 in the second quarter of 1997 primarily due to increased borrowings to help finance acquisitions that were made subsequent to the second quarter of 1997.

      PROVISION FOR INCOME TAXES. The effective tax rate increased to 39% in the second quarter of 1998 from 37% in the second quarter of 1997. The increase was primarily due to the tax effect of increased pre-tax earnings incurred by the Company's Canadian subsidiaries, which have a higher statutory tax rate than the United States.

      NET INCOME. As a result of the foregoing factors, net income increased $336,000 or 20.7% to $1,960,000 in the second quarter of 1998 compared to $1,624,000 in the second quarter of 1997.

COMPARISON OF SIX MONTHS ENDED JULY 3, 1998 TO SIX MONTHS ENDED
JUNE 27, 1997.

      The six months periods ended July 3, 1998 and June 27, 1997 include 26 weeks and 25 weeks, respectively. Therefore, when comparing the two periods, it should be noted that the 1998 period includes one additional week of operations compared to the 1997 period.

      NET SALES. Net sales increased $91.5 million, or 45.5% to $292.6 million in the first six months of 1998 from $201.1 million in the first six months of 1997. Of the increase, approximately $76 million was due to acquisitions made subsequent to the second quarter of 1997 and $7.7 million was due to the effect of an additional week in the first six months of 1998. As a percentage of net sales, Sam's represented 39.4% in the first six months of 1998 compared to 58.4% in the same period in 1997.

      COST OF GOODS SOLD. Cost of goods sold increased by $79.1 million, or 43.6% to $260.6 million in the first six months of 1998 from $181.5 million in the first six months 1997, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of goods sold decreased to 89.1% from 90.3%, which in turn increased the Company's gross profit percentage to 10.9% from 9.7%. The increase in gross profit percentage is due to the continuing increasing trend in specialty food service and value-added businesses, which generally have higher gross margins that those derived from the Company's programs and retail/wholesale businesses. Net sales from these businesses were over 18% of total revenues in the first six months of 1998 compared to approximately 11% in the same period in 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $11.5 million, or 74.4% to $27.0 million in the first six months of 1998 from $15.5 million in the first six months of 1997. Included in the 1998 period are nonrecurring transaction expenses of $1.4 million related to the acquisition of OTF. The remaining increase is primarily due to SG&A expenses related to new business ($7.8 million) and, to a lessor extent, additional headcount and other costs required to support the Company's increased acquisition, integration and operating activities.

      OPERATING INCOME. As a result of the foregoing factors, which include $1.4 million of nonrecurring transaction costs in the first six months of 1998, operating income increased $0.9 million, or 22.2% to $5.0 million in the first six months of 1998 from $4.1 million in the first six months of 1997. The following table summarizes the effect of the nonrecurring transaction costs on operating income in the first six months of 1998 (in thousands):

                                                 Six Months Ended
                                     ----------------------------------------
                                     July 3,      % of      June 27,   % of
                                      1998      net sales     1997    net sales
                                     -------     -------     -------   ------
Operating income as reported ....    $ 4,996         1.7%    $ 4,088      2.0%
Nonrecurring transaction costs ..      1,395        --          --       --
                                     -------     -------     -------   ------
Operating income before
  nonrecurring transaction costs     $ 6,391         2.2%    $ 4,088      2.0%
                                     =======     =======     =======   ======

      OTHER INCOME (EXPENSE). Interest expense increased $0.8 million to $1.0 million in the first six months of 1998 from $0.2 million in the comparable 1997 period due to increased borrowings to help finance acquisitions that were made subsequent to the second quarter of 1997.

      PROVISIONS FOR INCOME TAXES. The effective income tax rate increased to 38% in the first six months of 1998 from 36% in the first six months of 1997. The increase was primarily due to the tax effect of increased pre-tax earnings incurred by the Company's Canadian subsidiaries, which has a higher statutory tax rate than the United States.

      NET INCOME. As a result of the foregoing factors, net income decreased $242,000, or 9% to $2,414,000 in the first six months of 1998 compared to $2,656,000 in the first six months of 1997. The following table summarizes the effect of the nonrecurring transaction costs on the net income and earnings per share in the first six months of 1998 (in thousands):

                                                             Six Months Ended
                                                          ----------------------
                                                           July 3,     June 27,
                                                            1998         1997
                                                          ---------    ---------
Net income as reported ...............................    $   2,414    $   2,656
Nonrecurring transaction costs,
  net of tax .........................................    $     789         --
                                                          ---------    ---------
Net income before effect of
  nonrecurring transaction costs .....................    $   3,203    $   2,656
                                                          =========    =========
Earning per share as reported:
       Basic .........................................    $    0.51    $    0.61
       Diluted .......................................    $    0.49    $    0.58

Effect of nonrecurring transaction costs:
      Basic ..........................................    $    0.16         --
      Diluted ........................................    $    0.16         --

Earnings per share before effect of
    nonrecurring transaction costs:
      Basic ..........................................    $    0.67    $    0.61
      Diluted ........................................    $    0.65    $    0.58

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $4.2 million for the first six months of 1998 compared to $6.9 million in the first six months of 1997. The difference is primarily due to increased use of working capital to support the growth in the business.

      Cash used in investing activities increased $4.1 million to $8.8 million in the first six months of 1998 from $4.7 million in the first six months of 1997. Cash expended in the first six months of 1998 was primarily due to the acquisition of Francisco (see Note 3 to the accompanying unaudited consolidated financial statements) and, to a lesser extent, expenditures related to the Company's computer system implementation, which began in the second quarter of 1998. Cash used for investing activities in the same period in 1997 consisted primarily of the purchase of a processing and distribution center in Richmond, Indiana and the acquisition of other businesses.

      Cash provided by financing activities was $2.1 million in the first six months of 1998 compared to cash used in financing activities of $2.8 million in the first six months of 1997. The increase in cash flows from financing activities compared to the prior year is primarily due to borrowings used to finance the cash portion of the Francisco acquisition. The $15 million in funds borrowed under the Company's subordinated debt agreement (see Note 4 to the accompanying unaudited consolidated financial statements) were used primarily to pay off existing revolving credit facilities and for expenditures related to the Company's computer system.

      At July 3, 1998, the Company had working capital of $18.6 million compared to $11.2 million at January 2, 1998. On February 2, 1998, the Company entered into a new $17 million revolving line of credit and bridge loan bank facility to be used for general corporate purposes, including acquisitions. In May 1998, the bridge loan portion of the facility was prepaid and the revolving line of credit was increased from $12 million to $15 million. As of August 10, 1998, there were no borrowings outstanding under the facility. The Company also has revolving credit facilities of up to $10.2 million, denominated in Canadian dollars, through its Canadian subsidiaries. Such facilities have an outstanding balance of $3.1 million, denominated in Canadian dollars, as of July 3, 1998. In May 1998, the Company completed a $20 million, 12 percent subordinated debt financing that matures in May 2003 (see Note 4 to the accompanying unaudited consolidated financial statements). Fifteen million dollars were borrowed on May 15, 1998 with the remaining $5 million borrowed on August 3, 1998.

      Management believes that the combination of cash generated from operating activities, availability under its bank lines of credit, the proceeds generated from its subordinated debt financing and the use of operating leases where appropriate is sufficient to meet its needs for operations, computer system implementations and near-term debt service requirements. The Company intends to continue its expansion activities and most likely will require additional debt or equity capital to meet such requirements. The Company believes it has access to the capital markets and can also obtain additional credit from financial institutions in order to raise the capital necessary to fund such expansion activities. See "Outlook and Uncertainties" below.

YEAR 2000

       In 1998, the Company developed a plan to implement a new enterprise-wide management information system, which better meets the Company's diverse and long-term needs. Implementation of the new system commenced in March 1998 and is currently expected to be completed by the end of 1999. The implementation is also expected to ensure that the Company's computer systems and applications will function properly beyond 1999 in all material respects. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be successfully completed on a timely basis.

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


INFLATION

   Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on the Company's sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating prices which result from factors discussed in "Quarterly Results and Seasonality" above.

OUTLOOK AND UNCERTAINTIES

                  Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy and successfully integrate acquired operations, dependence on its primary customer, significant competition, limitations arising from the Company's indebtedness, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998, a copy of which may be obtained from the Company upon request.


PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The 1998 Annual Meeting of shareholders was held on June 25, 1998. At the meeting, the shareholders reelected Class I directors, David I. Sheinfeld and Colon Washburn, to serve three year terms until their successors are elected and qualified. Their terms will expire at the 2001 annual meeting. The terms of Steven R. Grinstead and Lawrence V. Jackson will expire at the 1999 annual meeting; and the term of Thomas M. Hubbard and Sheldon I Stein will expire at the 2000 annual meeting.

        In addition to the election of certain directors, the share holders approved an amended and restated version of the Fresh America Corp. 1996 Stock Option and Award Plan and ratified the selection of KPMG Peat Marwick LLP as Fresh America Corp.'s independent auditors for fiscal 1998.

        The results of the vote for the election of directors were as follows:
David I. Sheinfeld, 4,763,074 for, 5,555 against; Colon Washburn, 4,763,074 for, 5,555 against. In the vote on the adoption of the Amended and Restated Fresh America Corp. 1996 Stock Option and Award Plan, 3,027,494 were cast in favor of adoption, 636,122 against and 10,820 abstained. In the vote on ratification of independent auditors, 4,754,979 votes were cast in favor of ratification and 11,050 were cast against ratification while 2,600 votes were withheld.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits.
            Exhibit 10.1 - Securities Purchase Agreement between Fresh America
                           Corp. and John Hancock Mutual Life Insurance Company dated as of May 4, 1998.

            Exhibit 10.2 - Note Agreement between Fresh America Corp. and John
                           Hancock Mutual Life Insurance Company dated as of May 4, 1998.

            Exhibit 10.3 - Warrant Agreement between Fresh America Corp. and
                           John Hancock Mutual Life Insurance Company dated as of May 4, 1998.

            Exhibit 10.4 - Second Amendment to Restated Business Loan Agreement
                           between Fresh America Corp. and Bank of America Texas, N.A. dated as of May 14, 1998.

            Exhibit 27.1 - Financial Data Schedule.

            Exhibit 27.2 - Financial Data Schedule - Restated.

   Reports on Form 8-K

      NONE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FRESH AMERICA CORP.
   (Registrant)

/S/ ROBERT C. KIEHNLE                                Date: AUGUST 14, 1998
Robert C. Kiehnle
Executive Vice President and
Chief Financial Officer