Form 10-Q
period 1998-10-02
FRESH AMERICA CORP
filed 1998-11-16
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 2, 1998.

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

                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 10, 1998 the Registrant had 5,321,580 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 16. Exhibit index on page 16.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                 October 2,    January 2,
                                                                    1998          1998
                                                                ------------  -----------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ..................................   $     381    $   2,725
  Accounts receivable, net ...................................      51,338       43,361
  Advances to growers ........................................       2,744         --
  Inventories ................................................       6,629        7,360
  Prepaid expenses and other .................................       3,680        1,550
  Deferred income taxes ......................................         834          362
                                                                 ---------    ---------
      Total current assets ...................................      65,606       55,358

Property, plant and equipment, net ...........................      20,231       13,581
Notes receivable from shareholders ...........................         166          166
Goodwill, net of amortization of $1,138 and $261, respectively      24,966        9,138
Other assets .................................................       1,930        1,721
                                                                 ---------    ---------
                                                                 $ 112,899    $  79,964
                                                                 =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt ........   $   5,143    $  10,750
  Accounts payable ...........................................      31,867       27,711
  Accrued salaries and wages .................................       1,610        3,434
  Other accrued expenses .....................................       1,918          920
  Income taxes payable .......................................       1,198        1,324
                                                                 ---------    ---------
      Total current liabilities ..............................      41,736       44,139

Long-term debt, less current portion .........................      23,934        6,193
Deferred income taxes ........................................         318          198
Other liabilities ............................................         199           99
                                                                 ---------    ---------
      Total liabilities ......................................      66,187       50,629
                                                                 ---------    ---------

Shareholders' Equity:
    Common stock $.01 par value. Authorized
          10,000,000 shares; issued 5,156,913
          and 4,483,983 respectively .........................          51           45
    Additional paid-in capital ...............................      30,974       16,508
    Foreign currency translation adjustment ..................        (277)        (179)
    Retained earnings ........................................      15,964       12,961
                                                                 ---------    ---------
      Total shareholders' equity .............................      46,712       29,335
                                                                 ---------    ---------
Commitments and contingencies
                                                                 ---------    ---------
                                                                 $ 112,899    $  79,964
                                                                 =========    =========

     The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     QUARTER ENDED          NINE MONTHS ENDED
                                                ------------------------  ----------------------
                                                OCTOBER 2,    SEPT. 26,   OCTOBER 2,   SEPT. 26,
                                                   1998         1997        1998         1997
                                                ----------   -----------  ----------  ----------
Net sales ...................................   $ 140,259    $ 102,009    $ 432,864    $ 303,082
Cost of goods sold ..........................     124,822       92,710      385,465      274,236
                                                ---------    ---------    ---------    ---------
            Gross profit ....................      15,437        9,299       47,399       28,846
                                                ---------    ---------    ---------    ---------
Selling, general and administrative expenses:
    Salaries and related costs ..............       7,963        4,653       23,006       14,175
    Rent, maintenance and related costs .....       2,707        1,787        7,698        4,455
    Insurance expense .......................         309          127          980          753
    Automobile, travel and related costs ....         516          273        1,279          806
    Communication expense ...................         380          317        1,076          767
    Depreciation and amortization ...........         876          470        2,494        1,298
    Nonrecurring transaction costs ..........        --           --          1,395         --
    Other ...................................       1,013          658        2,802        1,490
                                                ---------    ---------    ---------    ---------
                                                   13,764        8,285       40,730       23,744
                                                ---------    ---------    ---------    ---------
           Operating income .................       1,673        1,014        6,669        5,102
                                                ---------    ---------    ---------    ---------
Other income (expense):
    Interest expense ........................        (814)         (46)      (1,848)        (247)
    Interest income .........................          94          172          178          310
    Other, net ..............................          13          384         (152)         540
                                                ---------    ---------    ---------    ---------
                                                     (707)         510       (1,822)         603
                                                ---------    ---------    ---------    ---------

Income before income taxes ..................         966        1,524        4,847        5,705
Provision for income taxes ..................         377          711        1,844        2,236
                                                ---------    ---------    ---------    ---------
          Net income ........................   $     589    $     813    $   3,003    $   3,469
                                                =========    =========    =========    =========

Earnings per  share:
    Basic ...................................   $    0.12    $    0.19    $    0.62    $    0.80
                                                =========    =========    =========    =========
    Diluted .................................   $    0.11    $    0.18    $    0.59    $    0.76
                                                =========    =========    =========    =========

       The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                          ----------------------
                                                                         OCTOBER 2,    SEPT. 26,
                                                                            1998         1997
                                                                         ----------   -----------
Cash flows from operating activities:
    Net income ........................................................   $  3,003    $  3,469
    Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisitions:
          Depreciation and amortization ...............................      2,494       1,298
          Noncash transaction costs, net of tax .......................        519        --
          Deferred income taxes .......................................       (627)       --
          Other .......................................................        733        (168)
          Change in assets and liabilities:
              Accounts receivable .....................................      1,673       3,248
              Advances to growers .....................................     (1,718)       --
              Inventories .............................................      1,577       2,993
              Prepaid expenses ........................................         19        (827)
              Other assets ............................................       (588)       (627)
              Accounts payable ........................................     (1,982)      2,485
              Accrued expenses and other current liabilities ..........     (1,009)     (3,144)
                                                                          --------    --------
                   Total adjustments ..................................      1,091       5,258
                                                                          --------    --------
                   Net cash provided by operating activities ..........      4,094       8,727
                                                                          --------    --------
Cash flows from investing activities:
    Additions to property, plant and equipment ........................     (4,155)     (4,350)
    Proceeds from sale of property, plant and equipment ...............       --           354
    Cost of acquisitions, exclusive of cash acquired ..................    (11,200)     (3,280)
                                                                          --------    --------
                   Net cash used in investing activities ..............    (15,355)     (7,276)
                                                                          --------    --------
Cash flows from financing activities:
    Proceeds from revolving line of credit ............................     78,377       6,469
    Repayments of revolving line of credit ............................    (89,489)    (12,585)
    Additions to short-term indebtedness ..............................      5,048        --
    Payments of short-term indebtedness ...............................     (5,184)       --
    Proceeds from shareholder loans ...................................       --           954
    Additions to long-term indebtedness ...............................     20,363         154
    Payments of long-term indebtedness ................................       (233)       (291)
    Net proceeds from exercise of employee stock options ..............        143         199
    Other .............................................................       --           (89)
                                                                          --------    --------
                   Net cash provided by (used in) financing activities       9,025      (5,189)
                                                                          --------    --------
Effect of exchange rate changes on cash ...............................       (108)       --
                   Net increase (decrease) in cash and cash equivalents     (2,344)     (3,738)
Cash and cash equivalents at beginning of period ......................      2,725       4,247
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $    381    $    509
                                                                          ========    ========
Supplemental disclosures of cash flow information:
    Cash paid for interest ............................................   $    689    $    246
    Cash paid for income taxes ........................................   $  2,485    $  2,423

     The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Fresh America Corp. (together with its subsidiaries the "Company") is an integrated food distribution management company engaged in the procurement, processing, warehousing and delivery of fresh produce and other refrigerated perishable products. The Company was founded in 1989 and distributes throughout the United States and Canada through twenty-three distribution and processing facilities.

     UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of October 2, 1998, the consolidated statements of income for the quarters and nine month periods ended October 2, 1998 and September 26, 1997, the consolidated statements of cashflows for the nine month periods ended October 2, 1998 and September 26, 1997, and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 2, 1998. The results for the quarters and the nine-month periods ended October 2, 1998 and September 26, 1997 may not be indicative of operating results for the full year.

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

     COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997, which for the Company is fiscal 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required and has been presented in these financial statements (See Note 5).

     RECENT ACCOUNTING PRONOUNCEMENTS - The Company intends to adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in its fiscal year ended January 1, 1999 consolidated financial statements. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments based on how management measures performance and makes decisions about allocating resources. The disclosures required by the statement are not required for interim financial statements in the initial year of its application. The Company believes SFAS No. 131 will not have a material impact on its financial statements or accounting policies.

     Effective January 3, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which was issued in March 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and post-implementation/operations stage of internal-use computer software development be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements or accounting policies.


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

     FOREIGN CURRENCY TRANSLATION - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period for the statement of income. Translation adjustments are reflected in the foreign currency translation adjustments in Shareholders' Equity and, accordingly, have no effect on net income. Exchange gains and losses for all foreign subsidiaries are included in income for transactions denominated in currencies other than the functional currency.

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

     FISCAL YEAR - The Company's fiscal year is a 52-week or 53 week period ending on the first Friday in January. The quarters ended October 2, 1998 and September 26, 1997 each consist of 13 weeks. The nine-month periods ended October 2, 1998 and September 26, 1997 consist of 39 weeks and 38 weeks, respectively.

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

NOTE 3.  ACQUISITIONS.

     On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based in Norwalk, California. The acquisition was accounted for using the purchase method of accounting. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share based on the market value of the stock at the time of the transaction, and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of the business of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments have been recorded as a liability and are payable in cash or a combination of cash and common stock.

            On March 4, 1998, the Company acquired Ontario Tree Fruits Limited and its affiliated companies (collectively, "OTF") by exchanging 609,713 shares of its common stock or exchangeable common stock for all of the capital stock of OTF and certain residual equity interests. OTF imports and distributes fresh produce to large retail chains and hundreds of independent grocers and wholesalers in Canada and the Northeastern United States.

     The acquisition of OTF constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior periods consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of OTF as though it had always been a part of the Company.

     Prior to the acquisition, OTF's fiscal year ended on August 31. In recording the business combination, OTF's prior period financial statements have been restated to a year ended December 31, to conform to the Company's fiscal year-end.

     There were no transactions between OTF and the Company prior to the combination, and immaterial adjustments were recorded to conform OTF's accounting policies to those of the Company. Certain reclassifications were made to the OTF financial statements to conform to the Company's presentations.

     In connection with the acquisition of OTF, the Company incurred nonrecurring transaction costs of approximately $1.4 million, which were expensed in the first quarter of 1998. The nonrecurring transaction costs included approximately $942,000 of non-cash expenses ($519,000, net of tax) related to the issuance of 52,342 shares (which were included in the total 609,713 shares issued) of the Company's common stock to the financial advisors of OTF.

     On August 14, 1998, the Company acquired by merger all of the capital stock of Jos. Notarianni & Co. ("Notarianni"), a produce distribution and value-added company based in Scranton, Pennsylvania. The acquisition was accounted for using the purchase method of accounting. As consideration, the Company paid $5,390,000 in cash and issued 292,951 shares of Company common stock valued at $19.15 per share based on the market value of the stock at the time of the transaction.

     In connection with the purchase of substantially all the net operating assets of Lone Star Produce, Inc. ("Lone Star") in 1995, the Company issued a convertible promissory note which allowed Lone Star (at Lone Star's option) to convert the note into the Company's common stock at $6.49 per share. The note was valued at approximately $1,459,000 and is included in current debt in the Company's balance sheet at January 2, 1998. The conversion option had an original expiration date of March 31, 1998. By mutual agreement, the conversion deadline was extended and the note was subsequently converted into 80,225 shares.

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

     The following unaudited pro forma financial information presents the combined results of operations of the Company (including OTF), Francisco and Notarianni as if the acquisitions occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of goodwill, decreased interest income, increased interest expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and such acquisitions constituted a single entity during such periods.

                                                      NINE MONTHS ENDED
  (In thousands, except per share amounts)          OCTOBER 2,   SEPT. 26,
                                                       1998        1997
                                                   -----------  -----------
        Net sales
                                                   $   483,138  $   418,410
                                                   ===========  ===========
        Net income
                                                   $     2,927  $     4,380
                                                   ===========  ===========

        Earnings per share - diluted               $      0.55  $      0.84
                                                   ===========  ===========

NOTE  4.  DEBT.

      On February 2, 1998, the Company restructured its existing loan agreement with a major bank to provide a revolving line of credit ("Revolver") of up to $12 million and a bridge loan of $5 million (the "Bridge Loan"). On May 15, 1998, the Company amended the terms of the above referenced loan agreement and increased the borrowing availability under the Revolver to $15 million. The Revolver, which expires February 2, 2001, is subject to certain covenants and borrowing base requirements and is collateralized by accounts receivable and inventory of the Company and the capital stock of its subsidiaries. Outstanding principal amounts under the Revolver ($1.75 million outstanding as of October 2, 1998) accumulate interest at the bank prime rate (8.25% as of October 2, 1998), or at the Company's election, the eurodollar rate plus 1.75% (7.0% as of October 2, 1998).

      On May 15, 1998 the Company completed a $20 million, 12% subordinated debt financing with a major national insurance company. The note has a final maturity of May 1, 2003 with principal payments of $6,666,666 due on May 1, 2001 and May 1, 2002. Interest payments are due semi-annually in May and November. A total of $15 million was funded on May 15, 1998 with the remaining $5 million funded on August 3, 1998. A portion of the initial proceeds was used to prepay the Bridge Loan in full and the remainder to pay off existing balances on the Revolver. In connection with the subordinated note, the Company issued 116,612 warrants on May 15, 1998 and 38,871 warrants on August 3, 1998 with a fair value of $953,000 and $289,000, respectively. The warrants become exercisable on May 1, 1999 at an exercise price of $22.70 per share and expire on May 1, 2003.

      Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $15 million ($9.7 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrue at U.S. prime plus 0.75% (9.0% at October 2, 1998) or Canadian prime plus 0.75% (8.0%), depending on the denomination of the borrowings. As of October 2, 1998, borrowings under the Canadian Revolver amounted to CDN $6.0 million ($3.9 million).

NOTE 5. COMPREHENSIVE INCOME.

      The following table reconciles the Company's net income to its comprehensive income (in thousands):

                                          QUARTER ENDED      NINE MONTHS ENDED
                                      --------------------  --------------------
                                      OCTOBER 2, SEPT. 26,  OCTOBER 2, SEPT. 26,
                                         1998      1997       1998       1997
                                      --------------------  --------------------
Net Income .........................   $   589    $   813    $ 3,003    $ 3,469

Other comprehensive loss-foreign
    currency translation
    adjustments ....................        (3)      (118)       (98)      (130)
                                       -------    -------    -------    -------
Comprehensive income ...............   $   586    $   695    $ 2,905    $ 3,339
                                       =======    =======    =======    =======

NOTE 6. EARNINGS PER SHARE.

  Shares used in calculating basic and diluted income per share (in thousands):

                                          QUARTER ENDED      NINE MONTHS ENDED
                                      -------------------  ---------------------
                                      OCTOBER 2, SEPT. 26, OCTOBER 2,  SEPT. 26,
                                         1998      1997      1998         1997
                                      ---------- --------- ----------  ---------

Weighted average common shares
     Outstanding - basic ............   5,020     4,370     4,846        4,354

Dilutive securities:

     Common stock options ...........     126       198       168          192
     Contingent shares related to
       acquisitions .................     184        42        79           42
                                        -----     -----     -----        -----
Weighted average shares common
  outstanding -
     Diluted basis ..................   5,330     4,610     5,093        4,588
                                        =====     =====     =====        =====

     Options and warrants to purchase approximately 227 and 181 shares of common stock at prices ranging from $14.45 to $25.50 and $19.75 to $25.50, respectively were outstanding during the three and nine month periods ended October 2, 1998, respectively, but were not included in the computation of diluted earnings per share because the options and warrant exercise prices were greater than the average market price of the common stock for the respective periods.

NOTE 7.  SUBSEQUENT EVENT.

     Effective October 3, 1998, the Company acquired substantially all of the net operating assets and the business of King's Onion House, Inc. ("King"), a produce distribution and value-added company based in Phoenix, Arizona. The acquisition was accounted for using the purchase method of accounting. As consideration for the net assets received, the Company paid $4,000,000 in cash, 164,667 shares of Company common stock valued at $14.57 per share based on the market value of the stock at the time of the transaction, and a contingent payment of 1.7 times King's average annual pretax profit over a three year term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents the components of the consolidated statements of income as a percentage of net sales for the periods indicated (including the restatement to reflect the acquisition of OTF, which was accounted for as a pooling of interests):

                                    QUARTER ENDED         NINE MONTHS ENDED
                               OCTOBER 2,   SEPT. 26,   OCTOBER 2,    SEPT. 26,
                                  1998        1997        1998          1997
                               ----------   ---------   ----------   ----------
Net sales ....................   100.0%       100.0%      100.0%       100.0%
Cost of goods sold ...........    89.0         90.9        89.0         90.5
                                 -----        -----       -----        -----
Gross profit .................    11.0          9.1        11.0          9.5
Selling, general and
   administrative expenses ...     9.8          8.1         9.2          7.8
Nonrecurring transaction costs    --           --           0.3         --
                                 -----        -----       -----        -----
Operating income .............     1.2          1.0         1.5          1.7
Other income (expense) .......    (0.5)         0.5        (0.4)         0.2
                                 -----        -----       -----        -----
Income before income taxes ...     0.7          1.5         1.1          1.9
Provision for income taxes ...     0.3          0.7         0.4          0.8
                                 -----        -----       -----        -----
Net income ...................     0.4%         0.8%        0.7%         1.1%
                                 =====        =====       =====        =====

      COMPARISON OF QUARTER ENDED OCTOBER 2, 1998 TO QUARTER ENDED SEPTEMBER 26, 1997

The Company's quarters ended October 2, 1998 and September 26, 1997 each include 13 weeks.

      NET SALES. Net sales increased $38.3 million, or 37.5%, to $140.3 million in the third quarter of 1998 from $102.0 million in the third quarter of 1997. Of the total increase, approximately $35.8 million was due to acquisitions made subsequent to the third quarter of 1997. As a percentage of net sales, Sam's represented 39.0% in the third quarter of 1998 compared to 58.0% in the third quarter of 1997.

      COST OF GOODS SOLD. Cost of goods sold increased $32.1 million, or 34.6% to $124.8 million in the third quarter of 1998 from $92.7 million in the third quarter of 1997, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of goods sold decreased to 89.0% from 90.9%, which in turn increased the Company's gross profit percentage to 11.0% from 9.1%. The increase in gross profit percentage is primarily due to acquisitions made subsequent to the third quarter of 1997, which included retail/wholesale, value-added and foodservice companies that have historically contributed higher gross profit percentages than the Company's already existing operations. Such acquisitions represented 25.5% of total net sales in the third quarter of 1998 and contributed gross profits of nearly 14%.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $5.5 million, or 66.1% to $13.8 million in the third quarter of 1998 from $8.3 million in the third quarter of 1997. The increase is primarily due to SG&A expenses related to acquired businesses ($4.3 million) and, to a lesser extent, additional headcount and other costs required to support the Company's increased acquisition, integration and operating activities.

      OPERATING INCOME (EXPENSE). As a result of the foregoing factors, operating income increased by $0.7 million, or 65.0%, to $1.7 million in the third quarter of 1998 from $1.0 million in the third quarter of 1997.

      OTHER INCOME (EXPENSE). Interest expense increased $768,000 to $814,000 in the third quarter of 1998 from $46,000 in the third quarter of 1997 due to increased borrowings to help finance acquisitions that were made subsequent to the third quarter of 1997. In addition, a Canadian subsidiary of the

Company recognized a gain of $322,000 on the sale of a leasehold interest in the third quarter of 1997 that was included in other income.

      PROVISION FOR INCOME TAXES. The effective tax rate was 39.0% in the third quarter of 1998 compared to 46.7% in the third quarter of 1997. During the third quarter of 1997, OTF recorded approximately $130,000 in additional tax expense as a result of Revenue Canada's review of 1993 and 1994 tax filings.

      NET INCOME. As a result of the foregoing factors, net income decreased $224,000, or 27.6% to $589,000 in the third quarter of 1998 compared to $813,000 in the third quarter of 1997.

COMPARISON OF NINE MONTHS ENDED OCTOBER 2, 1998 TO NINE MONTHS ENDED SEPTEMBER 26, 1997

      The nine month periods ended October 2, 1998 and September 26, 1997 include 39 weeks and 38 weeks, respectively. Therefore, when comparing the two periods, it should be noted that the 1998 period includes on additional week of operations compared to the 1997 period.

      NET SALES. Net sales increased $129.8 million, or 42.8% to $432.9 million in the first nine months of 1998 from $303.1 million in the first nine months of 1997. Of the increase, approximately $111.5 million was due to acquisitions made subsequent to the third quarter of 1997 and $7.7 million was due to the effect of an additional week in the first nine months of 1998. As a percentage of net sales, Sam's represented 39.2% in the first nine months of 1998 compared to 58.2% in the same period in 1997.

      COST OF GOODS SOLD. Cost of goods sold increased by $111.2 million, or 40.6% to $385.4 million in the first nine months of 1998 from $274.2 million in the first nine months of 1997, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of goods sold decreased to 89.1% from 90.5%, which in turn increased the Company's gross profit percentage to 11.0% from 9.5%. The increase in gross profit percentage is primarily due to acquisitions made subsequent to the third quarter of 1997, which included retail/wholesale, value-added and foodservice companies that have historically contributed higher gross profit percentages than the Company's already existing operations. Such acquisitions represented 25.9% of total net sales and contributed gross profit of nearly 13%.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $17.0 million, or 71.5% to $40.7 million in the first nine months of 1998 from $23.7 million in the first nine months of 1997. Included in the 1998 period are nonrecurring transaction expenses of $1.4 million related to the acquisition of OTF. The remaining increase is primarily due to SG&A expenses related to acquired businesses ($12.3 million) and, to a lesser extent, additional headcount and other costs required to support the Company's increased acquisition, integration and operating activities.

      OPERATING INCOME. As a result of the foregoing factors, which include $1.4 million of nonrecurring transaction costs in the first nine months of 1998, operating income increased $1.6 million, or 30.7% to $6.7 million in the first nine months of 1998 from $5.1 million in the first nine months of 1997. The following table summarizes the effect of the nonrecurring transaction costs on operating income in the first nine months of 1998 (in thousands):

                                                   NINE MONTHS ENDED
                                           -----------------------------------
                                                        %                   %
                                          OCTOBER 2, OF NET   SEPT. 26,  OF NET
                                             1998     SALES     1997      SALES
                                          ---------- -------  ---------  -------
Operating income as reported ............    6,669      1.5%   5,102       1.7%
Nonrecurring transaction costs ..........    1,395      --       --        --
                                          ----------  ------  ---------  -------
Operating income before nonrecurring
     transaction cost ...................   $8,064      1.9%  $5,102       1.7%
                                          ==========          =========


      OTHER INCOME (EXPENSE). Interest expense increased $1.6 million to $1.8 million in the first nine months of 1998 from $0.2 million in the comparable 1997 period due to increased borrowings to help finance acquisitions that were made subsequent to the third quarter of 1997. In addition, OTF recognized a gain of $322,000 on the sale of a leasehold interest in the first nine months of 1997 that was included in other income.

      PROVISIONS FOR INCOME TAXES. The effective income tax rate decreased to 38% in the first nine months of 1998 from 39% in the first nine months of 1997. During the third quarter of 1997, OTF recorded approximately $130,000 in additional tax expense as a result of Revenue Canada's review of 1993 and 1994 tax filings.

      NET INCOME. As a result of the foregoing factors, net income decreased $466,000, or 13.4% to $3,003,000 in the first nine months of 1998 compared to $3,469,000 in the first nine months of 1997. The following table summarizes the effect of the nonrecurring transaction costs on the net income and earnings per share in the first nine months of 1998 (in thousands, except per share amounts):

                                                     NINE MONTHS ENDED
                                                  ------------------------
                                                  OCTOBER 2,    SEPT. 26,
                                                    1998          1997
                                                  ----------    ----------
Net income as reported
                                                 $   3,003      $   3,469
Nonrecurring transaction costs,
    net of tax ...............................   $     789           --
                                                 ---------      ---------
Net income before effect of
    nonrecurring transaction costs ...........   $   3,792      $   3,469
                                                 =========      =========
Earning per share as reported:
      Basic ..................................   $    0.62      $    0.80
      Diluted ................................   $    0.59      $    0.76

Effect of nonrecurring transaction costs:
      Basic ..................................   $    0.16      $    --
      Diluted ................................   $    0.16      $    --

Earnings per share before
    effect of nonrecurring
    transaction costs:
      Basic ..................................   $    0.78      $    0.80
      Diluted ................................   $    0.75      $    0.76

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $4.1 million for the first nine months of 1998 compared to $8.7 million in the first nine months of 1997. The difference is primarily due to increased use of working capital to support the growth in the business.

      Cash used in investing activities increased $8.1 million to $15.4 million in the first nine months of 1998 from $7.3 million in the first nine months of 1997. Cash expended in the first nine months of 1998 was primarily due to the acquisition of Francisco and Notarianni (see Note 3 to the accompanying unaudited consolidated financial statements) and, to a lesser extent, expenditures related to the Company's computer system implementation, which began in the second quarter of 1998. Cash used for investing activities in the same period in 1997 consisted primarily of the purchase of a processing and distribution center in Richmond, Indiana and the acquisition of other businesses.

      Cash provided by financing activities was $9.0 million in the first nine months of 1998 compared to cash used in financing activities of $5.2 million in the first nine months of 1997. The increase in cash flows from financing activities compared to the prior year is primarily due to borrowings used to finance the cash portion of the Francisco and Notarianni acquisitions. The $20 million in funds borrowed under the Company's subordinated debt agreement (see
Note 4 to the accompanying unaudited consolidated financial statements) were used primarily to pay off indebtedness under its credit facility and for expenditures related to the Company's computer system.

      At October 2, 1998, the Company had working capital of $23.9 million compared to $11.2 million at January 2, 1998. On February 2, 1998, the Company entered into a new $17 million revolving line of credit and bridge loan bank facility to be used for general corporate purposes, including acquisitions. In May 1998, the $5.0 million bridge loan portion of the facility was prepaid and the revolving line of credit was increased from $12 million to $15 million. As of October 2, 1998, there were $7.6 million in borrowings outstanding under the facility. The Company also has revolving credit facilities of up to CDN $15 million ($9.7 million), through its Canadian subsidiaries. Such facilities have an outstanding balance of CDN $6.0 million ($3.9 million), as of October 2, 1998. In May 1998, the Company completed a $20 million, 12% subordinated debt financing that matures in May 2003 (see Note 4 to the accompanying unaudited consolidated financial statements). Fifteen million dollars were borrowed on May 15, 1998 with the remaining $5 million borrowed on August 3, 1998.

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

YEAR 2000

      The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. Due to its growth and expansion, the Company is in the process of implementing a new enterprise-wide management information system which better meets its diverse and long-term needs. The Company has received assurances from the provider of the system that it meets requirements for Year 2000 compliance. In October 1998, the Company completed its first phase of the implementation, which included a significant portion of its operations, and expects that all significant remaining phases of the implementation will be completed prior to the end of the 1999 calendar year.

      The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by working closely with and assessing the vendors supplying the Company's produce, and with the Company's customers to ensure that they are aware of the Year 2000 business risks and are appropriately assessing and addressing them.

      Because third party failures could have a material impact on the Company's ability to conduct business, the Company is in the process of sending out questionnaires to all of the Company's significant suppliers and customers to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires are being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that suppliers do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement suppliers by the end of the 1999 calendar year.

      The Company's decision to implement a new management information system relates directly to the Company's efforts to integrate its recent acquisitions and growth activities. The timing of the implementation has not been accelerated and management does not anticipate the need to accelerate the implementation due to the Year 2000. Accordingly, the Company does not consider the cost of implementation to be a Year 2000 cost. In addition, the Company has not identified any costs, whether internal or external, related to the Company addressing its Year 2000 issues which it considers to be material to its financial position or results of operations. However, unanticipated failures by critical suppliers or customers, as well as the failure by the Company to execute its own Year 2000 plan, could have a material adverse effect on the cost related to the Year 2000 issue.

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

ITEM 6. EXHIBITS AND REPORTS ON 8-K


        (a)  Exhibits

             Exhibit 27.1 - Financial Data Schedule.

             Exhibit 27.2 - Financial Data Schedule - Restated.


        (b)  Reports on Form 8-K

             NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FRESH AMERICA CORP.
  (Registrant)

 /s/ JOHN GRAY                              Date:    NOVEMBER 13, 1998
     Executive Vice President and
     Chief Financial Officer