Form 10-K
period 1999-01-01
FRESH AMERICA CORP
filed 1999-03-26
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-24124

                               FRESH AMERICA CORP.
                           6600 LBJ FREEWAY, SUITE 180
                                DALLAS, TX 75240
                                  (972)774-0575

INCORPORATED IN:                                                    IRS EMPLOYER
TEXAS                                            IDENTIFICATION NO.:  76-0281274

Securities registered pursuant to Section 12(b) of the Act:            NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE                                                                   -----------------------------------------
                                                                       Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act::

TITLE OF EACH CLASS
--------------------
Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Based on the closing price reported on the Nasdaq National Market on March 11, 1999, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $91 million.

      The number of common shares outstanding of the registrant was 5,239,051 as of March 11, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCES:

Proxy statement for 1999 annual meeting of shareholders tentatively scheduled for June 24, 1999. Part III

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      Fresh America Corp ("Fresh America", or the "Company", "we", "us", or "our") provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses. Additional services such as "just-in-time" inventory planning, system integration and customer support are also provided as areas of unique specialization. Because of the perishable nature of fresh fruits and vegetables, it requires specialized distributors such as Fresh America that can maintain the "cold chain" of distribution to ensure safety, quality and yield for the wide variety of products available in today's marketplace. As one of the largest distributors of fresh produce in North America, the Company serves over 4,000 customers in 47 states and Canada through 27 distribution and processing facilities located in Arizona, California, Florida, Georgia, Illinois, Indiana, Louisiana, Nevada, Ohio, Pennsylvania, Texas and Ontario, Canada.

      The Company was founded in 1989 and commenced operations by delivering produce to one Sam's Club ("Sam's"), a division of Wal-Mart Stores, Inc. ("Wal-Mart"). The success of the initial venture in Houston, Texas allowed the Company to rapidly expand its relationship with Sam's. Today, under an exclusive supply agreement, the Company procures, warehouses and distributes produce and other perishable products to 289 Sam's Clubs in the Midwest, Northeast, Southeast and Southwest. See the following discussion in this section under "Sam's Club" for further information on the Sam's relationship.

      Over the last three years, the Company has diversified its operations through an active acquisition strategy, which led to 16 acquisitions over this time frame, 14 having occurred in the last two years. Through these acquisitions and new customer outsourcing relationships, the Company has expanded its cold chain distribution network, diversified its customer and supplier relationships and expanded its value-added processing capabilities. The Company plans to continue to capitalize upon a favorable consolidation climate and positive industry trends as it continues to grow through acquisitions and internal expansion.

STRATEGY

      The Company is focused on leveraging its infrastructure and cash flow associated with its existing businesses in order to diversify and broaden its customer base, geographic coverage, market penetration and service offerings. Embedded in this strategy is the Company's continued pursuit of strategic acquisitions. To meet these objectives, management has developed a number of important strategies considered key to the success of the business: (i) adhere to its proven operating model requiring high food safety standards while providing quality products with high yields at reasonable prices, (ii) actively support and enhance customer and supplier relationships, (iii) maintain a low operating cost structure, (iv) utilize technology for competitive advantage, and
(v) proactively pursue acquisitions, alliances and internal expansions that capitalize upon synergistic opportunities, increase distribution capabilities, diversify product and service offerings, and expand its national presence.

      The Company intends to continue to seek acquisition candidates, as well as expand its existing operations in various locations. The Company believes there will continue to be numerous acquisition opportunities for several reasons including acquisition targets being subject to (i) generational turnover, (ii) lack of sufficient capital to grow and invest in systems and facilities and
(iii) insufficient buying power to receive competitive prices from suppliers.

ACQUISITIONS

      Since late 1995, the Company has completed sixteen acquisitions that have expanded its distribution and service capabilities. All companies deal in all service areas, however the table below identifies the acquisitions and their primary area(s) of distribution and specialization:

       DATE           COMPANY                                 LOCATION             SERVICES*
     --------         -------                                 --------             ---------
   September 1995     Lone Star Produce, Inc.                 Austin, TX              1
   November 1996      Produce Plus, Inc.**                    Houston, TX             1
   January 1997       Chef's Produce Team                     Los Angeles, CA         1
   March 1997         One More Tomato, Inc.**                 Houston, TX             3
   May 1997           Pittman Produce of Orlando, Inc.        Orlando, FL             1
   August 1997        C. Kalil Fruit & Vegetable, Inc.**      Houston, TX           1,2,3
   September 1997     Bano Quality Produce, Inc.              Baton Rouge, LA        1,3
   December 1997      Premier Produce, Inc.                   San Antonio, TX         1
   December 1997      Tomahawk Produce, Inc.                  Atlanta, GA           1,2,3
   January 1998       Hereford Haven, Inc.                    Dallas, TX             2,3
                      d/b/a Martin Bros.
   February 1998      Francisco Distributing Co.              Norwalk, CA             2
   March 1998         Ontario Tree Fruits Ltd.                Toronto, Ontario        2
                        and Affiliates
   August 1998        Jos. Notarianni & Co.                   Scranton, PA           2,3
   October 1998       Kings Onion House                       Phoenix, AZ            2,3
   October 1998       Thompson's Produce Company              Pensacola, FL          1,3
   November 1998      Sam Perricone Citrus Company            Los Angeles, CA         2

      * Primary Services:  1. Specialty Food Service; 2. Retail/Wholesale;
        3. Value-Added.

      **Subsequent to their acquisition dates, these companies were integrated into one location in Houston, Texas in order to reduce costs and increase efficiencies.


      For more information, see Note 3 to the accompanying consolidated financial statements.

SERVICES

      The Company provides produce and related products and services in four primary areas of specialization: outsourcing programs, specialty food service, retail/wholesale and value-added processing and re-packing. Within each area, the Company provides a broad array of services, which may include centralized purchasing, processing, repacking, warehousing, distribution, inventory planning, system integration and customer support. An expanded description of the four areas of specialization follows.

      OUTSOURCING PROGRAMS. Due to the specialized handling requirements associated with fresh fruits and vegetables and Fresh America's integrated distribution network and related services, Fresh America is uniquely positioned to offer outsourcing opportunities to various retail, wholesale and distribution companies. These services allow customers, such as Sam's Club, Dole Fresh Vegetables, Inc. ("Dole"), and Fast Food Merchandiser's, Inc. ("FFM"), to outsource certain aspects of their fresh produce distribution function to Fresh America primarily for the purpose of eliminating the infrastructure required to perform those activities.

In its program distribution business, the Company is typically compensated on a fee for service or a predetermined margin basis. For example, with respect to the Sam's Club program, the Company coordinates the purchase, transportation and consolidation of produce based on the requirements of each Sam's location. Fresh America purchases the produce and coordinates the shipment to one of its distribution centers where it is combined with other produce and shipped to the Sam's location by the Company's trucks or third-party carriers. For its services, the Company earns a pre-determined margin in a cost-plus arrangement.

      SPECIALTY FOOD SERVICE. Food service customers include restaurants, hotels, schools, hospitals and other institutions. Produce is purchased by the Company and shipped to a number of customers. Distribution of produce to food service accounts generally requires a higher level of service, entailing as many as six deliveries a week.

      RETAIL/WHOLESALE. The Company sells produce and provides distribution services to national and regional retail or wholesale accounts which include supermarkets, independent grocers and other purchasers of fresh produce and other food products. Fresh America provides a variety of services, which include procuring, repackaging, warehousing and distributing of fresh produce for these customers. Produce is generally distributed to central warehouses or directly to grocery store locations.

      VALUE-ADDED CAPABILITIES. The Company performs certain value-added functions for customers that complement the other services it provides. These functions include produce ripening and repackaging activities, the assembly and preparation of fruit baskets and party trays of precut vegetables and the processing and packing of various produce items. Certain operations employ highly specialized ripening, sorting and packing equipment designed to increase efficiency and drive down costs.

PRODUCTS

      The Company provides and procures approximately 500 items in several product categories, including fresh produce, refrigerated prepackaged produce, and processed foods. Fresh produce includes staple items such as apples, lemons, lettuce, bananas, oranges, grapefruit, onions, tomatoes, potatoes and garlic, and seasonal items such as strawberries, blueberries, cherries, grapes, peaches, plums, avocados and watermelons. Refrigerated prepackaged produce includes chopped lettuce and presliced fruits and vegetables, including party trays of fresh, precut vegetables. Processed foods include prepackaged salads, prepared salads and a limited selection of salad dressings. The Company also provides certain specialty types of produce. For example, Francisco Distributing Co. ("Francisco") ships and repackages mangos, peppers and honey dew melons in the United States, while Ontario Tree Fruits Ltd. and Affiliates ("OTF") imports various specialty items such as chestnuts and clementines.

OPERATIONS

      WAREHOUSE AND DISTRIBUTION. Fresh America conducts its operations out of 27 operating facilities located in Texas, California, Florida, Illinois, Louisiana, Nevada, Georgia, Arizona, Indiana, Ohio, Pennsylvania and Ontario, Canada. In addition, the Company maintains executive offices in Dallas, Texas where its senior management is based and an administrative and accounting office in Houston, Texas.

      Each distribution center employs between 20 and 200 employees, most of whom are involved in receiving and shipping, as well as driving the Company's transportation fleet. The distribution centers are designed for receiving, cold storage, sorting and shipping, and are located to allow the Company to distribute perishable products by truck to its customers throughout the respective regional geographical area. Fresh America has over 1.1 million square feet of warehousing and processing space.

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

      QUALITY CONTROL. The Company focuses on quality and freshness at each step of the receipt, processing and distribution process. Because most of the products delivered by the Company are perishable, proper handling, including maintenance of constant temperature and humidity, is critical to the control of product spoilage. Equally important is the Company's ability to accurately order the correct quantity of each product to meet the demands of its customers. Although the nature of the Company's business is such that some amount of its inventory will be lost through spoilage, management attempts to minimize this expense. Produce is transported to and from the Company's operating locations in refrigerated, temperature monitored trucks. When produce is to be received, the Company's personnel inspect the products to ensure that quality specifications have been satisfied. Accepted items are immediately stored in product specific, temperature controlled environments. Purchased product typically spends no more than three days in the Company's facilities before delivery to a specific customer.

      PERSONNEL. Fresh America refers to its employees as "associates" and attempts to maintain a team spirit among all of its associates. Management believes that the Company's relations with its associates are good. As of March 6, 1999 the Company employed a total of approximately 1,458 full-time associates and 34 part-time associates, including approximately 84 corporate associates and 1,408 regional associates. Certain operations of the Company have collective bargaining agreements with their warehouse associates.

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

SAM'S CLUB

            The Company's relationship with Sam's is governed by the terms and conditions of a five-year agreement (the "Agreement") which became effective December 1, 1995 and expires on November 30, 2000. The agreement replaced the Company's pre-existing license agreement that expired on November 30, 1995.

      The Agreement gives Fresh America the exclusive right to distribute fresh fruit and vegetables, refrigerated prepackaged produce and produce-related refrigerated processed foods to Sam's Clubs located in the Midwest, Northeast, Southeast and Southwest. Under the Agreement, Sam's Club takes ownership of the product as it enters the clubs and resells it to Sam's Club members. Sam's has complete operational authority within the produce department in each club. Accordingly, Sam's has assumed all costs and liabilities related to the operation of the departments, including all merchandising and product shrink responsibilities. Fresh America electronically invoices Sam's Club based on deliveries to each club and payment is due electronically from Sam's Club nineteen days after receipt of product. Under the prior license agreement, the Company was responsible for such costs and maintained ownership of the product until it was sold directly to Sam's Club members. Thus, the Company bore the merchandising and product shrink risks under such agreement.

            The Agreement may be terminated for cause if the Company commits a material breach under the Agreement or there are material documented problems with the distribution of products by the Company (after notice from Sam's and a 30 day opportunity to cure), if the Company loses its permit to operate under the Perishable Agricultural Commodities Act, or if the Company becomes bankrupt or insolvent or fails to pay its suppliers. Further, upon prior notice, Sam's may terminate the Agreement with respect to no more than 40 clubs per year within the Company's exclusive territory if a Wal-Mart or Sam's Club distribution center that is opened to service Wal-Mart Supercenters and/or Sam's Club elects to distribute produce to such clubs and is capable of doing so in the ordinary course of its business. During the fourth and fifth years of the term, the limit of 40 clubs per year will apply on a cumulative basis. Management believes that the Company is in compliance with all of the terms of the Agreement. The Agreement is generally not assignable by the Company without the consent of Sam's Club.

      Each year since 1997, Sam's has elected to exercise its existing option under the Agreement to distribute produce directly with respect to 40 clubs, thereby reducing the number of clubs to which the Company distributes. Accordingly, the Company has conducted its operations assuming that Sam's will continue to withdraw 40 clubs per year for each of the remaining years of the Agreement. With respect to 1999, the revenue attributed to the loss of 40 clubs is expected to be less than three percent of the Company's total 1999 revenues. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Outlook and Uncertainties" for further information about the Company's relationship with Sam's.

ITEM 2.  PROPERTIES.

      The Company's headquarters and executive offices occupy 8,238 square feet of leased space in an office building in Dallas, Texas. Its administrative and accounting office is located within its owned distribution center at Cutten Road in Houston. As of March 11, 1999, the Company conducts its operations from the following facilities:

                                     SQUARE   OWNED/      EXPIRATION
             LOCATION                FOOTAGE  LEASE       DATE
   --------------------------        ------------------------------------
   Arlington, TX                     105,000  Leased      03/31/01
   Austin, TX                         10,000  Owned           -
   Baton Rouge, LA                    14,483  Leased      09/26/01
   Chicago, IL                       145,289  Leased      07/31/07
   Cincinnati, OH                     47,000  Leased      12/31/05
   Forest Park, GA                    10,000  Leased      09/30/99
   Houston, TX - Cutten Road          50,000  Owned           -
   Houston, TX - West Loop            80,496  Leased      04/30/08
   Las Vegas, NV                       2,000  Leased       Monthly
   Lawrenceville, GA                  64,000  Leased      01/18/02

PROPERTIES CON'T

 Los Angeles, CA - Olympic Blvd.             16,640  Leased      09/30/01
 Los Angeles, CA - Olympic Blvd.             15,000  Leased      04/30/01
 Los Angeles, CA - Wholesale Street          13,510  Leased      09/30/02
 Milton, Ontario                             50,000  Owned           -
 Norwalk, CA - Leyva Street                 110,000  Leased       5/30/03
 Orlando, FL                                 20,000  Leased      03/31/06
 Panama City, FL                             10,000  Leased       Monthly
 Pensacola, FL - Clarinda Lane               21,000  Leased      09/30/99
 Pensacola, FL - Van Pelt Street              7,000  Leased      09/30/99
 Phoenix, AZ                                104,000  Leased      09/30/10
 Richmond, IN                                37,000  Owned           -
 Rio Rico, AZ                                16,000  Leased       Monthly
 San Antonio, TX                              6,750  Leased      07/08/99
 San Francisco, CA                           13,200  Leased      02/28/03
 Scranton, PA  - Genet Street (2 buildings)  65,000  Owned           -
 Toronto, Ontario                            23,000  Leased Perpetual leasehold
 Wilkes-Barre, PA                            50,000  Leased      11/30/99

            Management believes that its existing facilities are adequate for the Company's present level of operations, although some consolidation is possible due to overlap or modernization of facilities, and are generally capable of accommodating growth within each existing geographic territory. Expansion into a new geographic territory would require the Company to open one or more additional operating facilities.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is party to, from time to time, various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of any pending matters should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART III

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol FRES. As of March 11, 1999, the Company had 98 holders of record for its common stock. The Company estimates that there were in excess of 1,000 beneficial owners of its common stock as of that date. The high and low sales prices for the common stock on the Nasdaq Stock Market for each quarter of fiscal 1997 and 1998 are shown below:

    COMMON STOCK PRICE RANGE

                                        High           Low
                                       ------         ------
    1997
          First Quarter                22 1/2         12 3/4
          Second Quarter               18 3/4         10 5/8
          Third Quarter                21 1/2         16 1/4
          Fourth Quarter               27 7/8         17 1/8

    1998
          First Quarter                23 7/8         17 1/4
          Second Quarter               24 1/4         16 3/16
          Third Quarter                21             11 5/8
          Fourth Quarter               17              9 1/2

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

   RECENT SALES OF UNREGISTERED SECURITIES

            In connection with the completion of a $20 million, 12% subordinated debt financing with a major national insurance company, the Company issued 116,612 warrants on May 15, 1998 and 38,871 warrants on August 3, 1998. The warrants were assigned a fair value of $953,000 and $289,000, respectively. Each warrant becomes exercisable into one share of common stock on May 1, 1999 at an exercise price of $22.70 and expires on May 1, 2003. The Company issued the warrants in reliance on the exemption provided in Section 4 (2) of the Securities Act of 1933, as amended ("the Securities Act").

            On August 14, 1998, the Company acquired by merger all of the capital stock of Jos. Notarianni & Co. ("Notarianni"), a produce distribution and value-added company based in Scranton, Pennsylvania. As consideration, the Company paid $5,390,000 in cash and issued 292,951 shares of Company common stock valued at $19.15 per share based on the market value of the stock at the time of the transaction. On December 14, 1998, the agreement was amended to reduce the number of shares issued by 165,000 in exchange for a contingent payment of 1.4 times Notarianni's average annual pretax earnings over a three-year period beginning October 3, 1998. The Company issued the common stock in reliance on the exemption in Section 4 (2) of the Securities Act.

         Effective October 3, 1998, the Company acquired substantially all of the net operating assets and the business of King's Onion House, Inc. ("King"), a produce distribution and value-added company based in Phoenix, Arizona. As consideration for the net assets received, the Company paid $4,000,000 in cash, issued 164,667 shares of Company common stock valued at $14.57 per share based on the market value of the stock at the time of the transaction, and a contingent payment of 1.7 times King's average annual pretax profit over a three year term beginning October 3, 1998. On December 23, 1998, the agreement was amended to reduce the number of shares issued by 89,193 in exchange for the return of certain assets totaling $700,000 and the issuance of a $600,000 promissory note to the former owner of King. The promissory note is due in installments (along with accrued interest at 7.75%) of $200,000 on April 12, 1999 and $400,000 on January 5, 2000. The Company issued the common stock in reliance on the exemption in Section 4(2) of the Securities Act.

      Effective October 30, 1998, the Company acquired all of the capital stock of Sam Perricone Citrus Company ("Perricone"), a wholesale distributor of produce based in Los Angeles, California. As a consideration, the Company paid cash of $1,765,300, issued 119,301 shares of common stock valued at $14.67 per share based on the market value of the stock at the time of the transaction, promissory notes totaling $3,500,000 and contingent payments. The promissory notes are payable in two installments (plus accrued interest at 7.75%), 50% due on the first anniversary of the agreement and 50% due on the second anniversary of the agreement. The contingent payments are equal to 67% of pretax earnings of Perricone for each of three consecutive 12-month periods beginning October 2, 1998. The Company issued the common stock in reliance on the exemption in
Section 4(2) of the Securities Act.

         In connection with the acquisition of Francisco on February 2, 1998, the Company paid $1,000,000 in January 1999 to the former owners of Francisco in satisfaction of the minimum amount due for the contingent payment related to the 1998 fiscal year. The payment was made in the form of $500,000 cash and the issuance of 35,540 shares of common stock valued at $14.07 per share. The Company issued the common stock in reliance on the exemption in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

      The following selected consolidated financial and operating data should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-Financial Statements and Supplementary Data contained herein. The statement of operations and balance sheet data for each of the five fiscal years ended January 1, 1999 are derived from the audited financial statements of the Company.

                                                         FISCAL YEAR ENDED (1)
                                     -----------------------------------------------------------
                                       JAN. 1,     JAN. 2,     JAN. 3,      JAN. 5,      JAN.1,
                                        1999        1998        1997         1996         1995
                                     ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA(2):                (In thousands, except per share amounts)
Net sales ........................   $ 609,490    $ 429,524   $ 323,775    $ 207,120    $ 193,661

Cost of sales ....................     537,556      386,161     291,810      177,013      167,009
                                     ---------    ---------   ---------    ---------    ---------
Gross profit .....................      71,934       43,363      31,965       30,107       26,652
Selling, general and
  administrative .................      58,548       34,621      25,207       25,614       21,467
                                     ---------    ---------   ---------    ---------    ---------
Operating income .................      13,386        8,742       6,758        4,493        5,185
Other income (expense) ...........      (2,123)         389         (32)        (188)        (331)
                                     ---------    ---------   ---------    ---------    ---------
Income before taxes ..............      11,263        9,131       6,726        4,305        4,854
Provision for income taxes .......       5,041        3,921       2,500        1,350        1,159
                                     ---------    ---------   ---------    ---------    ---------
Net income .......................   $   6,222    $   5,210   $   4,226    $   2,955    $   3,695
                                     =========    =========   =========    =========    =========

Earnings per share - basic .......   $    1.27    $    1.19   $    1.00    $    0.72    $    1.02
                                     =========    =========   =========    =========    =========
Earnings per share - diluted .....   $    1.20    $    1.12   $    0.94    $    0.69    $    0.98
                                     =========    =========   =========    =========    =========

                                     ------------------------------------------------------------
                                       JAN. 1,       JAN. 2,    JAN. 3,      JAN. 5,     JAN.1,
                                        1999          1998       1997         1996        1995
                                     ------------------------------------------------------------
BALANCE SHEET DATA:                                          (in thousands)
Working capital ..................   $  28,474    $  11,219   $  11,284    $   8,219    $   8,272
Property, plant and equipment, net      23,900       13,581      10,100        9,216        6,750
Total assets .....................     158,099       79,964      45,769       42,407       30,359
Long-term debt and capital
  leases, less current portion ...      35,985        6,193         547          610          213
Shareholders' equity .............      50,562       29,335      22,310       17,407       14,933

                                       9

(1) The Company's 1994 fiscal year was a 52-week period ending on the first Sunday in January. Beginning with fiscal 1995 the Company's fiscal year is a 52-week or 53-week period ending on the first Friday in January. Consequently, 1995 is a 52-week and 5 day period.

(2) As discussed in Item 1 - Business and in Note 3 to the accompanying financial statements, the Company has made several acquisitions in the last three years that affect the comparability of information reflected in the selected financial data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table presents the components of the consolidated statements of income as a percentage of sales for the periods indicated and includes the results of operations for all acquired companies from their date of acquisition, except that OTF's results of operations are included for all periods since it has been accounted for as a pooling of interests. See Note 3 to the accompanying financial statements. The fiscal years ended January 1, 1999 (fiscal 1998), January 2, 1998 (fiscal 1997) and January 3, 1997 (fiscal 1996) are all 52-week periods.

                                                   FISCAL YEAR ENDED
                                        ------------------------------------
                                       JANUARY 1,     JANUARY 2,     JANUARY 3,
                                         1999            1998           1997
                                        -----           -----          -----
Net sales ........................      100.0%          100.0%         100.0%
Cost of sales ....................       88.2            89.9           90.1
                                        -----           -----          -----
Gross profit .....................       11.8            10.1            9.9
Selling, general and
  administrative expenses ........        9.6             8.1            7.8
                                        -----           -----          -----
Operating income .................        2.2             2.0            2.1
Other income (expense) ...........       (0.4)            0.1            0.0
                                        -----           -----          -----
Income before taxes ..............        1.8             2.1            2.1
Provision for income taxes .......        0.8             0.9            0.8
                                        -----           -----          -----
Net income .......................        1.0%            1.2%           1.3%
                                        =====           =====          =====

COMPARISON OF FISCAL 1998 TO FISCAL 1997

      NET SALES. Net sales increased $180.0 million, or 41.9%, to $609.5 million in fiscal 1998 from $429.5 million in fiscal 1997. The increase was primarily due to: a) acquisitions made in late 1997 and during 1998 which represented $153.3 million of the sales increase, and b) expansion and increase in sales of several distribution programs amounting to $22.8 million. As a percentage of total net sales, Sam's represented 36.5% in fiscal 1998 compared with 54.8% in fiscal 1997.

      COST OF SALES. Cost of sales increased by $151.4 million, or 39.2%, to $537.6 million in fiscal 1998 from $386.2 million in fiscal 1997, primarily reflecting the increase in net sales explained above. As a percentage of net sales, cost of sales decreased to 88.2% from 89.9%, which in turn increased the Company's gross profit percentage to 11.8% from 10.1%. The increase in gross profit percentage is primarily due to acquisitions made during the last quarter of fiscal 1997 and during fiscal 1998, which expanded the Company's distribution and cross-selling capabilities resulting in higher profit margins. Such acquisitions represented 25.1% of total net sales in fiscal 1998. Additionally, gross profit from the Sam's contract increased to 9.9% in fiscal 1998 from 8.9% in fiscal 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $23.9 million or 69.1% to $58.5 million in fiscal 1998, from $34.6 million in fiscal 1997. Included in the 1998 period are nonrecurring transaction costs of $1.0 million related to the acquisition of OTF. The remaining increase is primarily due to SG&A expenses related to acquired businesses ($15.6 million) and, to a lesser extent, additional headcount and other costs required to support the Company's increased acquisition, integration and operating activities.

      OPERATING INCOME. As a result of the factors discussed above, which include $1.0 million of nonrecurring transaction costs in fiscal 1998, operating income increased by $4.7 million, or 53.1% to $13.4 million in fiscal 1998 from $8.7 million in fiscal 1997. Operating income, as a percentage of net sales, remained relatively consistent at 2.2% in fiscal 1998 compared to 2.0% in fiscal 1997.

      OTHER INCOME (EXPENSE). Interest expense increased $2.5 million to $3.0 million in fiscal 1998 from $0.5 million in fiscal 1997 due to increased borrowings to help finance acquisitions that were made in fiscal 1998. Interest income increased $0.7 million to $1.0 million in fiscal 1998 from $0.3 million in fiscal 1997 primarily due to interest recognized by OTF in fiscal 1998 related to a settled insurance claim that had been in dispute for several years.

      PROVISION FOR INCOME TAXES. The effective tax rate increased to 44.8% in fiscal 1998 from $42.9% in fiscal 1997 primarily due to net non-cash transaction costs of $0.5 million related to the acquisition of OTF that were not deductible for income tax purposes.

      NET INCOME. As a result of the factors discussed above, net income increased by $1.0 million, or 19.4% to $6.2 million in fiscal 1998 from $5.2 million in fiscal 1997. As a percentage of net sales, net income decreased to 1.0% from 1.2%.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

      NET SALES. Net sales increased $105.7 million, or 32.7%, from $323.8 million in fiscal 1996 to $429.5 million in fiscal 1997. The increase was primarily due to: a) acquisitions made in late 1996 and during 1997 which represented $48.0 million of the sales increase, b) expansion and increase in sales of several distribution programs amounting to $37.4 million, and c) a $20.8 million increase in Sam's revenues between the two comparable periods. As a percentage of total net sales, Sam's represented of 54.8% in fiscal 1997 compared with 66.3% in fiscal 1996.

      COST OF SALES. Cost of sales increased by $94.4 million, or 32.4% from $291.8 million in fiscal 1996 to $386.2 million in fiscal 1997, primarily reflecting the increase in net sales explained above. As a percentage of net sales, cost of sales decreased from 90.1% to 89.9% due primarily to an increase in revenue from higher margined specialty food and value-added distribution and services. Revenues from these services were 15.5% of total revenue in fiscal 1997 compared to 4.6% in fiscal 1996.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $9.4 million or 37.3% from $25.2 million in fiscal 1996 to $34.6 million in fiscal 1997. As a percentage of net sales, SG&A expenses increased from 7.8% to 8.1%. The increase is due primarily to $8.2 million in SG&A expenses related to new businesses, and approximately $3.7 million in increased headcount and other costs required to support increased acquisition and operating activity. These increases were partially offset by a decrease in OTF management bonuses of $2.5 million.

      OPERATING INCOME. As a result of the factors discussed above, operating income increased by $2.0 million from $6.7 million in fiscal 1996 to $8.7 million in fiscal 1997. As a percentage of net sales, operating income decreased from 2.1% in fiscal 1996 to 2.0% in fiscal 1997.

      PROVISION FOR INCOME TAXES. The increase in the effective tax rate from 37.2% in fiscal 1996 to 42.9% in fiscal 1997 is due to an increase in OTF's income before tax, which is taxed at a higher rate.

      NET INCOME. As a result of the factors discussed above, net income increased by $1.0 million from $4.2 million in fiscal 1996 to $5.2 million in fiscal 1997. As a percentage of net sales, net income decreased from 1.3% in fiscal 1996 to 1.2% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $1.6 million in fiscal 1998 compared to cash used of $0.1 million in fiscal 1997. The difference is primarily due to increased net income of $1.0 million in the comparable periods. The increase in the change in accounts receivable of $10.4 million in fiscal 1998 compared to fiscal 1997 was substantially offset by an increase in the change in accounts payable of $8.9 million in the comparable periods.

      Cash used in investing activities increased $12.3 million to $23.3 million in fiscal 1998 from $11.0 million in fiscal 1997. Cash expended in fiscal 1998 was primarily due to the acquisitions of Francisco, Notarianni, King and Perricone (see Note 3 to the accompanying consolidated financial statements) and, to a lesser extent, expenditures related to the Company's computer system implementation, which began in the second quarter of 1998. Cash used for investing activities in the same period in 1997 consisted primarily of the purchase of a processing and distribution center in Richmond, Indiana and the acquisition of other businesses.

      The Company has contingent payments related to certain acquired companies (see Note 3 to the accompanying financial statements) that will be due in accordance with the related purchase agreements. The amount of the payments are linked to future earnings of the acquired companies and will be paid in cash, common stock or a combination thereof.

      Cash provided by financing activities was $20.2 million in fiscal 1998 compared to $9.6 million in fiscal 1997. The increase in cash flows from financing activities compared to the prior year is primarily due to increased borrowings used to finance the cash portion of the acquisitions described above. The $20 million in funds borrowed under the Company's subordinated debt agreement (see Note 6 to the accompanying consolidated financial statements) were used primarily to pay off indebtedness under its credit facility and for expenditures related to the Company's computer system.

      At January 1, 1999 the Company had working capital of $28.5 million compared to $11.2 million at January 2, 1998. On February 2, 1998, the Company entered into a new $17 million revolving line of credit and bridge loan bank facility to be used for general corporate purposes, including acquisitions. In May 1998, the $5.0 million bridge loan portion of the facility was prepaid and the revolving line of credit was increased from $12 million to $15 million. On March 4, 1999, the agreement was amended to increase the maximum borrowings under the line from $15 million to $20 million. As of January 1, 1999, there were $12.4 million in borrowings outstanding under the facility. The Company also has revolving credit facilities of up to CDN $20 million ($13.0 million), through its Canadian subsidiaries. Such facilities have an outstanding balance of CDN $12.0 million ($7.8 million), as of January 1, 1999. In May 1998, the Company completed a $20 million, 12% subordinated debt financing that matures in May 2003 (see Note 6 to the accompanying consolidated financial statements). Fifteen million dollars were borrowed under the agreement on May 15, 1998 with the remaining $5 million borrowed on August 3, 1998.

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

QUARTERLY RESULTS AND SEASONALITY

      The Company's business is seasonal, with its greatest quarterly sales volume occurring in the fourth quarter. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lost sales are replaced to some extent by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, prepackaged products, such as vegetable trays, are strongest during the fourth quarter holiday season. Because the Company's results of operations depend significantly on sales generated during the fourth quarter, any adverse development affecting the Company's operations during this period, such as the unavailability of high quality produce or harsh weather conditions could have a disproportionate impact on the Company's results of operations for the full year. Management believes the Company's quarterly net sales will continue to be impacted by a similar pattern of seasonality. See Note 11 to the accompanying financial statements for certain quarterly information for the Company's two most recent fiscal years.

OUTLOOK AND UNCERTAINTIES

      The following risk factors and warnings should be carefully considered. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline. You should also refer to the other information set forth and incorporated by reference in this Annual Report.

      This Annual Report and the information incorporated by reference in this Annual Report contain forward-looking statements. These statements refer to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "plans," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below. These factors may cause our actual results to differ materially from those expressed in forward-looking statements made or incorporated by reference in this Annual Report, or in any other SEC filings or public statements we may make. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

      POTENTIAL ADVERSE EFFECT OF EXPANDING OUR BUSINESS. Our management has stated its intention to expand and diversify our customer base, geographic coverage, market penetration and service offerings through the development of new business opportunities and through selected acquisitions. The pursuit of such opportunities will require a significant investment of our funds and the attention of our management. These opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including intense competition, lack of sufficient customer demand or change in customer tastes, inadequate assured sources of quality product supply, unavailability of experienced management and unforeseen complications, delays and cost increases. We may also incur costs in connection with pursuing new growth opportunities that we cannot recover. There can be no assurance that we will find suitable acquisition candidates at acceptable prices or succeed in integrating any acquired business into our existing business or that we will retain key customers and management of such acquired businesses.

      WE MAY NOT BE ABLE TO RAISE NEEDED FUNDS. In order to fulfill our intention to diversify our customer base and make selected acquisitions, we will need to raise additional debt or equity capital funds. There can be no assurance that we will be able to raise the debt or equity capital or obtain credit from financial institutions when such a need arises. Changes in interest rates, market liquidity, stock prices and general market conditions may all affect our ability to raise funds.

      LOSS OF SAM'S CLUB AS A CUSTOMER COULD ADVERSELY AFFECT OUR BUSINESS. Sam's Club, a division of Wal-Mart Stores, Inc. ("Sam's"), is our primary customer and accounted for approximately 37%, 55% and 66% of our sales for fiscal years 1998, 1997 and 1996, respectively. Our relationship with Sam's is governed by the terms and conditions of a five-year agreement (the "Agreement") that became effective December 1, 1995 and expires on November 30, 2000. The Agreement gives us the exclusive right to distribute fresh fruit and vegetables, refrigerated prepackaged produce and produce-related refrigerated processed foods to Sam's stores located within the geographic areas served by our distribution centers.

      Sam's is not required to purchase any particular quantity of produce from us under the Agreement. Any adverse development affecting Sam's or any decision by Sam's to close existing clubs, reduce the number of new clubs that it opens or reduce the number of clubs that offer fresh produce and related products could have a material adverse effect on us. Our Agreement with Sam's may be terminated by Sam's prior to November 30, 2000 under certain circumstances, for example, if we commit a material breach under the Agreement or there are material documented problems that continue unresolved with the distribution of our products.

      The Agreement initially covered 375 Sam's Clubs. Sam's has the right to terminate the Agreement to the extent of 40 Clubs each year, which right was fully exercised by Sam's in 1997, 1998 and 1999. We expect that such trend may continue in 2000. Our expansion strategy is designed in part to reduce our dependence on Sam's over the five-year term of the Agreement through strategic acquisitions as well as the expansion of existing relationships with our other customers. As a result of our strategic efforts, the percentage of our revenues derived from Sam's has decreased from 98% at the start of the Agreement to 37% for fiscal 1998. Our objective is for Sam's revenues to constitute no more than 20% of our annualized revenues by the end of fiscal 1999.

      Sam's has no obligation to extend or renew the Agreement or have any other vendor relationship with us after November 30, 2000. We believe that the distribution experience and systems we have developed from our relationships with Sam's and our other customers, as well as from our acquisitions, will enable us to successfully diversify our business. However, there is substantial risk that the Agreement will not be extended or renewed, and there can be no assurance that our diversification efforts will be successful. To the extent that we are not able to successfully generate additional profitable replacement business from our internal and external programs by November 30, 2000, the loss of the Sam's business could have a material adverse effect on our revenues and net income.

      POTENTIAL ADVERSE EFFECTS OF PRICE AND QUALITY FLUCTUATIONS. Prices of high quality fresh produce are extremely volatile based on available supply, which can be significantly affected by factors such as weather, disease and level of agricultural production. Both our sales and profitability could be negatively affected during periods of exceptionally high, low or volatile prices or when we can not obtain sufficient high quality produce.

      WE OPERATE IN HIGHLY COMPETITIVE MARKETS. We operate in highly competitive markets, and our success will be largely dependent on our ability to provide quality products at the lowest possible prices. We compete with food service companies, produce distribution companies and wholesale food distribution companies, some of which have substantially greater financial resources. There can no be assurance that we will be able to compete successfully with current or future competitors.

      LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our future success will depend to a significant extent on the efforts and abilities of our senior management. The loss of the services of one or more of our senior managers could have a material adverse effect on us.

      WE HAVE A SEASONAL BUSINESS. Our business is seasonal, with our highest sales and net income historically occurring during our fourth fiscal quarter. Any adverse development affecting our operations during this period, such as the unavailability of high quality produce or harsh weather conditions, could have a disproportionate impact on our results of operations for the full year.

      YEAR 2000 ISSUES COULD ADVERSELY IMPACT OUR BUSINESS. Advances and changes in technology can significantly impact our business. The Year 2000 Issue and our new enterprise-wide management system creates risk from unforeseen problems in our own computer systems or those of third parties who we deal with on a daily basis. Any failures in those systems could have a material adverse effect on our business.

YEAR 2000

      The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. Due to its growth and expansion, the Company is in the process of implementing a new enterprise-wide management information technology ("IT") system which better meets its diverse and long-term needs. The Company has received assurances from the provider of the system that it meets requirements for Year 2000 compliance. The Company continues to be on schedule with its corporate wide rollout of the system, which is scheduled to be completed by September 30, 1999. Three sites are scheduled to migrate to this new system after September 1999, therefore agreements have been reached with their current software vendors to upgrade their current systems for Year 2000 compliance. These upgrades will be completed no later than September 1, 1999 at a nominal cost. The Company has also reviewed its critical non-IT systems and has determined that none contain embedded technology that would lead to failure due to the Year 2000 issue.

      The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by working closely with and assessing the vendors supplying the Company's produce. In addition, such business risks can be reduced by working with the Company's customers to ensure that they are aware of the Year 2000 business risks and are appropriately assessing and addressing them.

      Because third party failures could have a material impact on the Company's ability to conduct business, the Company is in the process of sending out questionnaires to all of the Company's significant suppliers and customers to obtain reasonable assurance that they have plans to address the Year 2000 issues within their companies. The Company will work individually with its most critical suppliers to insure their Year 2000 readiness. To the extent that suppliers do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement suppliers by the end of the 1999 calendar year. The Company's most likely worst-case scenario would be delayed billings to customers and the inability of customers to order and pay on a timely basis.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      FOREIGN EXCHANGE RISK. Our Canadian operations are subject to foreign currency risk; however, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded to our consolidated shareholders' equity under accumulated comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denomination in the currency for which it is required to make payment.

      INTEREST RATE RISK. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate or the Eurodollar rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one percentage point interest rate change on the outstanding balance of the variable rate debt as of January 1, 1999 would be immaterial.

      COMMODITY PRICING RISK. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Financial Statement Schedules

                                                             PAGE
                                                            ------
    Independent Auditors' Report                              F-2
    Consolidated Balance Sheets as of January 1, 1999
      and January 2, 1998                                     F-3
    Consolidated Statements of Income for fiscal
      years ended January 1, 1999, January 2, 1998
      and January 3, 1997                                     F-4
    Consolidated Statements of Shareholders'
      Equity for fiscal years ended, January 1, 1999,
      January 2, 1998 and January 3, 1997                     F-5
    Consolidated Statements of Cash Flows for fiscal
      years ended January 1, 1999, January 2, 1998
      and January 3, 1997                                     F-6
    Notes to Consolidated Financial Statements                F-7

Financial Statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to the directors and executive officers of the Company will be set forth under the caption "Executive Officers and Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders tentatively scheduled for June 24, 1999 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information relating to executive compensation will be set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information relating to ownership of equity securities of the Company by certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information relating to certain relationships and related transactions will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K.

A.    Documents filed as a part of this report.
      1.    Financial Statements
      2.    Financial Statement Schedules - None.
      3. Exhibits - The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.


B.    Reports on Form 8-K
      No reports on Form 8-K were filed during the fourth quarter of 1998, which ended on January 1, 1999.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION

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

 10.5 Fresh America Corp 1996 Stock Option and Award Plan as Amended and Restated effective May 22, 1998 (Incorporated by reference to exhibit
          4.3 to the Company's Form S-8 [Commission File Number 333-60601 dated August 4, 1998]).

 10.6 Warranty Deed between Fresh America Corp. and Thomas M. Hubbard dated as of April 8, 1992 (Incorporated by reference to exhibit 10.10 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

 10.7 Agreement, dated as of August 28, 1995 between Sam's Club, a division of Wal-Mart Stores, Inc. and Fresh America Corp. (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 29, 1995).

 10.8 Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated February 2, 1998. (Incorporated by reference to exhibit 99.1 to the Company's Form 8-K dated February 17,
          1998).

 10.9 Asset Purchase Agreement, dated as of February 2, 1998, by and among Francisco Acquisition Corp., Fresh America Corp, Francisco Distributing Company, LLC, and the owners named therein. (Incorporated by reference to exhibit 2.1 to the Company's Form 8-K dated February 17, 1998).

 10.10 Securities Purchase Agreement between Fresh America Corp. and John Hancock Mutual Life Insurance Company dated as of May 4, 1998 (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

EXHIBIT
NUMBER                              DESCRIPTION

 10.11 Note Agreement between Fresh America Corp. and John Hancock Mutual Life Insurance Company dated as of May 4, 1998 (Incorporated by reference to exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

 10.12 Warrant Agreement between Fresh America Corp. and John Hancock Mutual Life Insurance Company dated as of May 4, 1998 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

 10.13 Second Agreement to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of May 14, 1998 (Incorporated by reference to exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

 10.14 Third Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of March 4, 1999.

 21.1     List of Subsidiary Corporations.

 23.1     Consent of KPMG LLP.

 27.1     Financial Data Schedule.

 27.2     Financial Data Schedule - Restated.

 27.3     Financial Data Schedule - Restated.


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


                                        FRESH AMERICA CORP.
                                        (Registrant)


Date:  March 23, 1999                   By /s/ DAVID I. SHEINFELD
                                               David I. Sheinfeld
                                        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Steve R. Grinstead                                  Date: March 23, 1999
     Steve R. Grinstead
     President, Chief Operating
     Officer and Director


 /s/ Thomas M. Hubbard                                   Date: March 23, 1999
     Thomas M. Hubbard
     Director


 /s/ Lawrence V. Jackson                                 Date: March 23, 1999
     Lawrence V. Jackson
     Director


 /s/ Sheldon I. Stein                                    Date: March 23, 1999
     Sheldon I. Stein
     Director


 /s/ Colon Washburn                                      Date: March 23, 1999
     Colon Washburn,
     Director


 /s/ John Gray                                           Date: March 23, 1999
     John Gray
     Executive Vice President and
     Chief Financial Officer


 /s/ Roger S. Huntington                                 Date: March 23, 1999
     Roger S. Huntington
     Principal Accounting Officer

                                   FINANCIAL

                                   STATEMENTS



                                       F1

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Fresh America Corp.:


We have audited the accompanying consolidated balance sheets of Fresh America Corp. and subsidiaries as of January 1, 1999 and January 2, 1998, and the related consolidated statements of operationsincome, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 1, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh America Corp. and subsidiaries as of January 1, 1999 and January 2, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 1999, in conformity with generally accepted accounting principles.


                                          KPMG LLP


Dallas, Texas
March 11, 1999


                                       F2

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    JANUARY 1,   JANUARY 2,
                                                      1999         1998
                                                    ---------    ---------
                ASSETS
Current Assets:
  Cash and cash equivalents .....................   $   1,171    $   2,725
  Accounts receivable, net ......................      80,674       43,361
  Advances to growers ...........................       2,238         --
  Inventories ...................................      11,450        7,360
  Prepaid expenses ..............................       2,504        1,313
  Deferred income taxes .........................         338          362
  Income taxes receivable .......................         363          237
                                                    ---------    ---------
      Total current assets ......................      98,738       55,358

Property, plant and equipment, net ..............      23,900       13,581
Notes receivable from shareholders ..............         178          166
Goodwill, net of amortization of $1,557 and $261,
  respectively ..................................      33,005        9,138
Other assets ....................................       2,278        1,721
                                                    ---------    ---------
                                                    $ 158,099    $  79,964
                                                    =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of
    long-term debt ..............................   $  14,807    $  10,750
  Accounts payable ..............................      51,979       27,711
  Accrued salaries and wages ....................       1,460        3,434
  Other accrued expenses ........................       2,018          920
  Income taxes payable ..........................        --          1,324
                                                    ---------    ---------
      Total current liabilities .................      70,264       44,139
Long-term debt, less current portion ............      35,985        6,193
Deferred income taxes ...........................       1,070          198
Other liabilities ...............................         218           99
                                                    ---------    ---------
      Total liabilities .........................     107,537       50,629
                                                    ---------    ---------

Shareholders' Equity:
    Common stock $.01 par value. Authorized
      10,000,000 shares; issued 5,202,511 shares
      and 4,483,983 shares, respectively ........          52           45
    Additional paid-in capital ..................      31,672       16,508
    Foreign currency translation adjustment .....        (345)        (179)
    Retained earnings ...........................      19,183       12,961
                                                    ---------    ---------
      Total shareholders' equity ................      50,562       29,335
                                                    ---------    ---------
Commitments and contingencies
                                                    ---------    ---------
                                                    $ 158,099    $  79,964
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


                                       F3

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FISCAL YEAR ENDED
                                                ------------------------------------
                                                JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                  1999          1998         1997
                                                ----------  ----------    ----------
Net sales ...................................   $ 609,490    $ 429,524    $ 323,775
Cost of sales ...............................     537,556      386,161      291,810
                                                ---------    ---------    ---------
            Gross profit ....................      71,934       43,363       31,965
                                                ---------    ---------    ---------
Selling, general and administrative expenses:

    Salaries and related costs ..............      33,538       20,903       15,945
    Rent, maintenance and related costs .....      10,916        6,358        4,196
    Insurance expense .......................       1,507        1,047        1,032
    Automobile, travel and related costs ....       1,854        1,167          612
    Communication expense ...................       1,515        1,101          610
    Depreciation and amortization ...........       3,987        1,805        1,534
    Other ...................................       5,231        2,240        1,278
                                                ---------    ---------    ---------
                                                   58,548       34,621       25,207
                                                ---------    ---------    ---------
           Operating income .................      13,386        8,742        6,758
                                                ---------    ---------    ---------
Other income (expense):
    Interest expense ........................      (3,048)        (487)        (515)
    Interest income .........................       1,010          362          286
    Other, net ..............................         (85)         514          197
                                                ---------    ---------    ---------
                                                   (2,123)         389          (32)
                                                ---------    ---------    ---------
Income before income taxes ..................      11,263        9,131        6,726
Provision for income taxes ..................       5,041        3,921        2,500
                                                =========    =========    =========
          Net income ........................   $   6,222    $   5,210    $   4,226
                                                =========    =========    =========
Earnings per  share:

    Basic ...................................   $    1.27    $    1.19    $    1.00
                                                =========    =========    =========
    Diluted .................................   $    1.20    $    1.12    $    0.94
                                                =========    =========    =========

               The notes to consolidated financial statements are
                      an integral part of these statements.

                                       F4

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                               FOREIGN
                                                            ADDITIONAL         CURRENCY                                TOTAL
                                            COMMON           PAID-IN          TRANSLATION          RETAINED         SHAREHOLDERS'
                                            STOCK            CAPITAL          ADJUSTMENT           EARNINGS            EQUITY
                                          ----------       ------------      --------------     -------------      ---------------
Balances at January 5, 1996 .........      $     35          $ 13,983           $  --             $  2,479           $ 16,497
Adjustment for pooling of interests .             6               163                26                715                910
                                           --------          --------           -------           --------           --------
Balances at January 5, 1996, restated            41            14,146                26              3,194             17,407
Exercise of warrants ................             1              --                --                 --                    1
Stock issued in acquisitions ........                             266              --                 --                  266
Other ...............................          --                --                --                  (17)               (17)
Net income of OTF for the four
  months ended January 3, 1997 ......          --                --                  (3)               322                319
Exercise of employee stock options ..             1               444              --                 --                  445

Net income ..........................          --                --                --                4,226              4,226
Foreign currency translation
  adjustments .......................          --                --                 (17)              --                  (17)
                                                                                                                     --------
  Comprehensive income ..............                                                                                   4,209
                                           --------          --------           -------           --------           --------
Balances at January 3, 1997 .........            43            14,856                 6              7,725             22,630

Stock issued in acquisitions ........             1             1,110              --                 --                1,111
Exercise of employee stock options ..             1               542              --                 --                  543

Other ...............................          --                --                --                   26                 26

Net income ..........................          --                --                --                5,210              5,210
Foreign currency translation
  adjustments .......................          --                --                (185)              --                 (185)
                                                                                                                     --------
  Comprehensive income ..............                                                                                   5,025
                                           --------          --------           -------           --------           --------
Balances at January 2, 1998 .........            45            16,508              (179)            12,961             29,335
Stock issued in acquisitions ........             7            13,434              --                 --               13,441
Exercise of employee stock
  options ...........................          --                 488              --                 --                  488
Issuance of warrants related
  to subordinated debt ..............          --               1,242              --                 --                1,242
Net income ..........................          --                --                --                6,222              6,222
Foreign currency translation
  adjustments .......................          --                --                (166)              --                 (166)
                                                                                                                     --------
  Comprehensive income ..............                                                                                   6,056
                                           --------          --------           -------           --------           --------
Balances at January 1, 1999 .........      $     52          $ 31,672          $   (345)          $ 19,183           $ 50,562
                                           ========          ========          ========           ========           ========

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                                       F5

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                   FISCAL YEAR ENDED
                                                         --------------------------------------
                                                          JANUARY 1,    JANUARY 2,   JANUARY 3,
                                                             1999          1998         1997
                                                         ------------  -----------  -----------
Cash flows from operating activities:
    Net income .........................................   $   6,222    $   5,210    $   4,226
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities,
      excluding the effects of acquisitions:
          Depreciation and amortization ................       3,987        1,805        1,534
          Bad debt expense .............................       1,230           82          156
          Noncash transaction costs ....................         519          --           --
          Deferred income taxes ........................         655           91         (171)
          Other ........................................         326         (324)          24
          Change in assets and liabilities:
              Accounts receivable ......................     (18,491)      (8,052)         447
              Growers Advances .........................      (1,175)        --           --
              Inventories ..............................      (1,576)          10          150
              Prepaid expenses .........................       1,343         (721)         (48)
              Other assets .............................        (244)        (675)        (438)
              Accounts payable .........................      13,508        4,637        1,073
              Accrued expenses and other current
                liabilities ............................      (4,699)      (2,140)       1,706
                                                           ---------    ---------    ---------
                   Total adjustments ...................      (4,617)      (5,287)       4,433
                                                           ---------    ---------    ---------
                   Net cash provided by (used in)
                     operating activities ..............       1,605          (77)       8,659
                                                           ---------    ---------    ---------
Cash flows from investing activities:
    Additions to property, plant and equipment, net ....      (6,118)      (4,713)      (1,771)
    Cost of acquisitions, exclusive of cash acquired ...     (17,176)      (6,672)        (829)
    Proceeds from sale of equipment ....................        --            354           30
                                                           ---------    ---------    ---------
                   Net cash used in investing activities     (23,294)     (11,031)      (2,570)
                                                           ---------    ---------    ---------
Cash flows from financing activities:
    Proceeds from revolving line of credit .............     124,572       34,906         --
    Repayments of revolving line of credit .............    (117,777)     (26,569)      (4,709)
    Proceeds from short term indebtedness ..............       5,449         --           --
    Repayments of short term indebtedness ..............     (11,808)        --           --
    Proceeds from shareholder loans ....................        --          1,046         --
    Other ..............................................          10          (89)         (17)
    Additions to long-term indebtedness ................      20,017          154
    Payments of long-term indebtedness .................        (703)        (373)         (80)
    Net proceeds from exercise of employee stock options         498          543          445
                                                           ---------    ---------    ---------
                   Net cash provided by (used in)
                     financing activities ..............      20,248        9,618       (4,361)
                                                           ---------    ---------    ---------
Effect of exchange rate changes on cash ................        (113)         (32)          (2)
                   Net increase (decrease) in cash and
                     cash equivalents ..................      (1,554)      (1,522)       1,726
Cash and cash equivalents at beginning of year .........       2,725        4,247        2,664
                                                           ---------    ---------    ---------
Cash and cash equivalents at end of year ...............   $   1,171    $   2,725    $   4,390
                                                           =========    =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for interest .............................   $   1,753    $     437    $     315
    Cash paid for income taxes .........................   $   5,420    $   3,093    $   2,520

             The notes to consolidated financial statements are an
                       integral part of thesestatements.


                                       F6

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JANUARY 1, 1999 AND JANUARY 2, 1998


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Fresh America Corp ("Fresh America", or the "Company") provides procurement, processing, re-packing, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses.

      The Company was founded in 1989 and commenced operations by delivering produce to one Sam's Club ("Sam's"), a division of Wal-Mart Stores, Inc. ("Wal-Mart"). The success of the initial venture in Houston, Texas allowed the Company to rapidly expand its relationship with Sam's. Today, under an exclusive supply agreement serviced from 5 distribution centers, the Company procures, warehouses and distributes produce and other perishable products to 289 Sam's Clubs in the Midwest, Northwest, Southeast and Southwest. See the following discussion in this section under "Sam's Club" for further information on the Sam's relationship.

      Over the last three years, the Company has diversified its operations through an active acquisition strategy which led to 16 acquisitions over this time frame, 14 having occurred in the last two years. Through these acquisitions and new customer outsourcing relationships, the Company has expanded its cold chain distribution network, diversified its customer and supplier relationships and expanded its value-added processing capabilities.

      The following are the significant accounting policies followed by Fresh America in the preparation of the consolidated financial statements.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Fresh America Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      FISCAL YEAR - The Company's fiscal year is a 52-week or 53-week period ending on the first Friday in January. The fiscal years ended January 1, 1999 (fiscal 1998), January 2, 1998 (fiscal 1997), and January 3, 1997 (fiscal 1996) were 52-week periods.

      CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company's financial statements include cash and cash equivalents, accounts receivable, notes receivable from shareholders, other assets, accounts payable and other current liabilities, notes payable and long-term debt. Unless otherwise disclosed in the notes to the consolidated financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of long-term debt approximates fair value as terms approximate those currently available for similar debt instruments.

      INVENTORIES - Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

      PROPERTY, PLANT, AND EQUIPMENT - Depreciation of plant and equipment are calculated on the straight-line method over the estimated useful lives of the assets (from 5 to 40 years). Plant and equipment held under


                                       F7

                      FRESH AMERICA CORP. AND SUBSIDIARIES
capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

      IMPAIRMENT OF LONG-LIVED ASSETS - If facts and circumstances indicate that long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the estimated future cash flows associated with the asset to the asset's carrying amount to determine if a write-down is necessary. If such asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

            GOODWILL - Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 to 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

            STOCK OPTION PLAN - The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also provides certain proforma disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" had been applied.

      REVENUE RECOGNITION - During November 1995, the Company commenced operations under its current Agreement with Sam's and, as a consequence, recognizes revenue upon delivery of product. For all other customers, revenue is recognized at such time as the product has been delivered or the service has been rendered.

      INCOME TAXES - Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and for operating loss and tax credit carryforwards, at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 7 - Income Taxes for additional information.

      EARNINGS PER SHARE - Basic earnings per share ("EPS") is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.


                                       F8

                      FRESH AMERICA CORP. AND SUBSIDIARIES

Shares used in calculating basic and diluted EPS are as follows:

                                                  1998       1997      1996
                                                 -------   -------   --------
                                                       (In thousands)
Weighted average common shares ................   4,898     4,376     4,238
    outstanding - basic

Dilutive securities:
    Common stock options ......................     149       190       250
    Contingent shares related to
      acquisitions ............................     157        73      --
                                                  -----     -----     -----
Weighted average shares common outstanding
   - diluted ..................................   5,204     4,639     4,488
                                                  =====     =====     =====

      The number of weighted average common shares outstanding used in the computation of diluted EPS includes the effect of dilutive options using the treasury stock method. For fiscal years 1998, 1997 and 1996, there are 125,000, 5,000 and 9,000 options, respectively, to purchase common stock that were not included in the computation of diluted EPS because to do so would have been antidilutive for the fiscal years presented.

      COMPREHENSIVE INCOME - In fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative foreign currency translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the shareholders' equity section of a balance sheet.

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

      NOTE 2. AGREEMENT WITH SAM'S CLUB

      In August 1995, the Company entered into a five-year distribution Agreement with Sam's Club. This Agreement, which began on December 1, 1995, replaced the Company's previously existing license agreement with Sam's Club, which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by Fresh America. The Company and Sam's mutually agreed to begin the transition to the new Agreement during November 1995. Expansion under the Agreement was effected on January 2, 1996. The Company serviced 190 Sam's clubs before expansion and as of January 1, 1999 services 289 clubs.

      The Agreement transfers ownership of the product to Sam's as it enters the clubs and complete operational authority within the produce departments of each club. Accordingly, Sam's assumed all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and


                                       F9

                      FRESH AMERICA CORP. AND SUBSIDIARIES
sales costs, customer returns and credits, and product shrink. Under the Agreement, the Company invoices Sam's for product delivered to the clubs in accordance with purchase orders issued by Sam's. The Agreement also provides Sam's the option to reduce the number of clubs within the Company's exclusive territory by forty per year under certain circumstances and to discontinue service for clubs in which Sam's elects not to offer produce, if any.

      Each year since 1997, Sam's has elected to exercise its existing option under the Agreement to distribute produce directly with respect to 40 clubs, thereby reducing the number of clubs to which the Company distributes. Accordingly, the Company has conducted its operations assuming that Sam's will continue to withdraw 40 clubs per year for each of the remaining years of the Agreement.

      Sam's Club is the Company's largest customer, and accounted for approximately 37%, 55% and 66% of the Company's sales for fiscal years 1998, 1997 and 1996, respectively. Receivables from Sam's, included in trade accounts receivable as of January 1, 1999 and January 2, 1998 totaled $16,338,000 and $15,096,000, respectively.

NOTE 3.  ACQUISITIONS.

      POOLING OF INTERESTS.

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

         The acquisition of OTF constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of OTF as though it had always been a part of the Company.

         The following table presents a reconciliation of net sales and net income, as reported in the consolidated statement of income with those previously reported by the Company. The references to Fresh America in this table are to the Company's historical consolidated operating results prior to the acquisition of OTF, along with the post merger combined results of operations for the period from March 4, 1998 through January 1, 1999.

                                               Fiscal Years
                                  ----------------------------------------
                                    1998            1997            1996
                                  --------       ---------        --------
                                               (In thousands)
Net Sales:
    Fresh America .............   $598,632        $349,304        $239,177
    OTF .......................     10,858          80,220          84,598
                                  --------       ---------        --------
        Total .................   $609,490        $429,524        $323,775
                                  ========        ========        ========

Net Income
    Fresh America .............   $  6,158        $  4,713        $  4,043
    OTF .......................         64             497             183
                                  --------       ---------        --------
        Total .................   $  6,222        $  5,210        $  4,226
                                  ========        ========        ========


                                      F10

                      FRESH AMERICA CORP. AND SUBSIDIARIES

         Prior to the acquisition, OTF's fiscal year ended on August 31. In recording the pooling of interests combination, OTF's financial statements for the twelve months ended January 2, 1998 were combined with Fresh America's financial statements for the same period. OTF's financial statements for the fiscal year ended August 31, 1996 were combined with Fresh America's financial statements for the fiscal year ended January 3, 1997. An adjustment has been made to shareholder's equity as of January 3, 1997, to include OTF's results of operations for the four months ended January 3, 1997.

         There were no transactions between OTF and the Company prior to the combination, and immaterial adjustments were recorded to conform OTF's accounting policies to those of the Company. Certain reclassifications were made to the OTF financial statements to conform to the Company's presentations.

         In connection with the acquisition of OTF, the Company incurred nonrecurring transaction costs of approximately $1,000,000, which were expensed in the first quarter of 1998. The nonrecurring transaction costs included approximately $519,000 of non-cash expenses (net of tax) related to the issuance of 52,342 shares (which were included in the total 609,713 shares issued) of the Company's common stock to the financial advisors of OTF.

      ACQUISITIONS UNDER THE PURCHASE METHOD OF ACCOUNTING

      On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based in Norwalk, California. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share based on the market value of the stock at the time of the transaction, and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of the business of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments have been recorded as a liability and are payable in cash, common stock or a combination of cash and common stock. In January 1999, the Company paid $1,000,000 in satisfaction of the minimum amount due for the contingent payment related to fiscal 1998. The payment was made in the form of $500,000 cash and issuance of 35,540 shares of common stock valued at $14.07 per share.

         On August 14, 1998, the Company acquired by merger all of the capital stock of Jos. Notarianni & Co. ("Notarianni"), a produce distribution and value-added company based in Scranton, Pennsylvania. As consideration, the Company paid $5,390,000 in cash and issued 292,951 shares of Company common stock valued at $19.15 per share based on the market value of the stock at the time of the transaction. On December 14, 1998, the agreement was amended to reduce the number of shares issued by 165,000 in exchange for a contingent payment of 1.4 times Notarianni's average annual pretax earnings over a three-year period beginning October 3, 1998. Any contingent payment will be payable in cash or common stock at the Company's sole discretion.

         Effective October 3, 1998, the Company acquired substantially all of the net operating assets and the business of King's Onion House, Inc. ("King"), a produce distribution and value-added company based in Phoenix, Arizona. As consideration for the net assets received, the Company paid $4,000,000 in cash, issued 164,667 shares of Company common stock valued at $14.57 per share based on the market value of the stock at the time of the transaction, and a contingent payment of 1.7 times King's average annual pretax profit over a three year term beginning October 3, 1998. Any contingent payment will be payable by 50 percent cash and 50 percent common stock. On December 23, 1998, the agreement was amended to reduce the number of shares issued by 89,193 in exchange for the return of certain assets totaling $700,000 and the issuance of a $600,000 promissory note to the former owner of King. The promissory note is due in installments (along with accrued interest at 7.75%) of $200,000 on April 12, 1999 and $400,000 on January 5, 2000.


                                      F11

                      FRESH AMERICA CORP. AND SUBSIDIARIES

         Effective October 30, 1998, the Company acquired all of the capital stock of Sam Perricone Citrus Company ("Perricone"), a wholesale distributor of produce based in Los Angeles, California. As consideration, the Company paid cash of $1,765,300, issued 119,301 shares of common stock valued at $14.67 per share based on the market value of the stock at the time of the transaction, promissory notes totaling $3,500,000 and contingent payments. The promissory notes are payable in two installments (plus accrued interest at 7.75%), 50 percent due on the first anniversary of the agreement and 50 percent due on the second anniversary of the agreement. The contingent payments will be equal to 67% of pretax earnings of Perricone for each of three consecutive 12-month periods beginning October 2, 1998. The notes and any contingent payment will be payable by 50 percent cash and 50 percent common stock.

         During fiscal 1997, the Company acquired all of the capital stock of two businesses and substantially all of the net assets of six other businesses. These acquisitions were accounted for using the purchase method of accounting and were acquired through the payment of $4,300,000 in cash, issuance of 54,000 shares of the Company's common stock (valued at $1,100,000), and assumption of $4,800,000 in liabilities.

         For those acquisitions accounted for using the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated financial statements of the Company from their respective acquisition dates. At the acquisition dates, the purchase price was allocated to assets acquired and liabilities assumed based on their relative fair market values. The excess of total purchase price over fair values of the net assets acquired was recorded as goodwill, which is being amortized over a 15 to 20 year period. The 1998, 1997 and 1996 acquisitions resulted in $24,131,000, $8,325,000 and $476,000 of goodwill, respectively.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses ("Acquisitions") discussed above as if the acquisitions occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of goodwill, decreased interest income, increased interest expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Acquisitions constituted a single entity during such periods.

                                                  FISCAL YEAR
                                                  (UNAUDITED)
                                          -----------------------------

                                              1998             1997
                                          -----------       -----------
               (In thousands)
               Net sales ..........       $   739,939       $   760,645
                                          ===========       ===========
               Net income .........       $     7,877       $     6,175
                                          ===========       ===========
               Earnings per share -
                 diluted ..........       $     1 .44       $      1.18
                                          ===========       ===========

NOTE 4.  ACCOUNTS RECEIVABLE.

Accounts receivable consist of (in thousands):

                                                  JANUARY 1,     JANUARY 2,
                                                     1999           1998
                                                  ---------      ----------
Accounts receivable ..........................     $82,371        $44,304
Less allowance for doubtful accounts .........       1,697            943
                                                   -------        -------
                                                   $80,674        $43,361
                                                   =======        =======

                                      F12

                      FRESH AMERICA CORP. AND SUBSIDIARIES

         The following table summarizes the activity in the Company's allowance for doubtful accounts in fiscal 1996 through 1998 (in thousands):

                  BALANCE
                    AT                                                BALANCE AT
     FISCAL      BEGINNING      BAD DEBT     ACQUIRED                   END OF
      YEAR       OF PERIOD      EXPENSE      COMPANIES    WRITE-OFFS    PERIOD
    ---------   ------------   -----------   ----------   ----------  ----------
      1998        $  943        $ 1,230        $ 700       $ (1,176)    $ 1,697

      1997            42             82          864            (45)        943

      1996            20            156           20           (154)         42


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of (in thousands):

                                                   JANUARY 1,     JANUARY 2,
                                                     1999           1998
                                                  -----------    -----------

Land ...........................................    $    727      $    464
Buildings ......................................       5,223         3,593
Machinery, furniture, fixtures and equipment ...      14,581         8,380
Trucks and trailers ............................       5,862         1,173
Leasehold improvements .........................       7,212         5,466
                                                    --------      --------
                                                      33,605        19,076
Less accumulated depreciation and
  amortization .................................      (9,705)       (5,495)
                                                    --------      --------
Property, plant and equipment, net .............    $ 23,900      $ 13,581
                                                    ========      ========

NOTE 6. DEBT.

Debt consists of the following (in thousands):

                                                     JANUARY 1,    JANUARY 2,
                                                        1999         1998
                                                    ------------  -----------
Subordinated note .................................   $18,944      $  --

Revolver ..........................................    12,400        5,518

Canadian Revolver .................................     7,779        9,108

Notes related to acquisitions (see Note 3) ........     9,415        1,459

Mortgage note payable, prime plus 1/4%
  due in monthly payments through March 2000;
  secured by land and building ....................       322          374

Various equipment loans with interest rates
  from 6.75% to 14%; maturities of
  one to 5 years ..................................     1,932          484
                                                      -------      -------
Total debt ........................................    50,792       16,943

Current portion ...................................    14,807       10,750
                                                      -------      -------
Long-term debt, less current portion ..............   $35,985      $ 6,193
                                                      =======      =======


                                      F13

                      FRESH AMERICA CORP. AND SUBSIDIARIES

      The aggregate maturities of long-term debt for the five fiscal years subsequent to January 1, 1999 are as follows (in thousands): 1999 - $14,807; 2000 - $4,154; 2001 - $19,418; 2002 - $6,778; 2003 - $5,635.

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

      On February 2, 1998, the Company restructured its existing loan agreement with a major bank to provide a revolving line of credit ("Revolver") of up to $12 million and a bridge loan of $5 million (the "Bridge Loan"). On May 15, 1998, the Company amended the terms of the above referenced loan agreement and increased the borrowing availability under the Revolver to $15 million. On March 4, 1999, the Company amended the terms of the above referenced loan agreement and increased the borrowing availability under the Revolver to $20 million. The Revolver, which expires February 2, 2001, is subject to certain covenants and borrowing base requirements and is collateralized by accounts receivable and inventory of the Company and the capital stock of its subsidiaries. Outstanding principal amounts under the Revolver ($12.4 million outstanding as of January 1, 1999) accumulate interest at the bank prime rate (7.75% as of January 1, 1999), or at the Company's election, the eurodollar rate plus 1.75% (6.69% as of January 1, 1999).

      Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20 million ($13.0 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrue at U.S. prime plus 0.75% (8.5% at January 1, 1999) or Canadian prime plus 0.75% (7.5%), depending on the denomination of the borrowings.

NOTE 7. INCOME TAXES


The components of the provision for income tax expense (benefit) consisted of (in thousands):

                                          FISCAL YEAR ENDED
                                ------------------------------------------
                                JANUARY 1,     JANUARY 2,       JANUARY 3,
                                   1999           1998            1997
                                ----------     ----------      -----------
Current:
    Foreign ...............      $ 1,709         $ 1,001         $   208
    Federal ...............        2,346           2,455           2,103
    State .................          331             374             360
Deferred ..................          655              91            (171)
                                 -------         -------         -------
                                 $ 5,041         $ 3,921         $ 2,500
                                 =======         =======         =======


                                       F14

                      FRESH AMERICA CORP. AND SUBSIDIARIES

      Income tax expense differed from the amount computed by applying the U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):

                                                                     FISCAL YEAR ENDED
                                                          ---------------------------------------
                                                           JANUARY 1,    JANUARY 2,   JANUARY 3,
                                                             1999          1998          1997
                                                          ----------    -----------   -----------
Federal income taxes at statutory rates ............       $ 3,942       $ 3,105       $ 2,287

Increase (reduction) in income taxes resulting from:

    Change in the beginning-of-the-year
       balance of the valuation allowance for
       deferred tax assets allocated to
       income tax expense ..........................          --            --             (52)

    Tax rate and other differences
       related to Canadian subsidiaries ............           573           557          --
    Non-deductible transaction costs ...............           233          --            --

    State income taxes, net of federal
       income tax benefit ..........................           215           247           238

    Other ..........................................            78            12            27
                                                           -------       -------       -------
                                                           $ 5,041       $ 3,921       $ 2,500
                                                           =======       =======       =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                 JANUARY 1,     JANUARY 2,
                                                   1999           1998
                                                -----------    -----------
Deferred tax assets:
    Net operating loss carryforwards .........   $   115        $   191
    Accruals not currently
      deductible .............................       224            382
    Other ....................................       148            134
                                                 -------        -------
         Total deferred
           tax assets ........................       487            707
                                                 -------        -------

Deferred tax liabilities:
    Income not currently taxable .............       716           --
    Property, plant and equipment
      depreciation ...........................       374            457
    Goodwill .................................       129           --
    Other ....................................      --               86
                                                 -------        -------
        Total deferred
          tax liabilities ....................     1,219            543
                                                 -------        -------
Net deferred tax asset (liability) ...........   $  (732)       $   164
                                                 =======        =======


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


                                      F15

                      FRESH AMERICA CORP. AND SUBSIDIARIES

      At January 1, 1999, the Company has a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $291,000 available to reduce future income taxes. If not utilized to offset future taxable income, the NOL carryforward will expire in 2006 through 2007.

      During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. After an ownership change, utilization of a loss corporation's NOL carryforward is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three-year period proceeding the test date. The Company's NOL carryforward is limited to the use of approximately $193,000 on an annual basis.

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

      In July 1993, the Company adopted the Fresh America Corp. 1993 Stock Option and Award Plan (the "1993 Plan"), which reserved 450,000 shares of the Company's common stock for issuance to employees and directors. At January 2, 1998, options for 8,177 shares were available for issuance. Effective May 22, 1998, the 1993 Plan was frozen, which prevents any additional options from being granted under the plan.

      In July 1996, the Company adopted the Fresh America Corp. 1996 Stock Option and Award Plan (the "1996 Plan"), which reserved 150,000 shares of the Company's common stock for issuance to employees and directors. Effective May 22, 1998, the Company amended and restated the 1996 Plan, which increased the number of shares reserved from 150,000 to 625,000. At January 1, 1999 and January 2, 1998, options for 472,000 and 48,000 shares, respectively, were available for issuance.

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


                                      F16

                      FRESH AMERICA CORP. AND SUBSIDIARIES

      The following table summarizes stock option activity under the Plans for fiscal 1996 through fiscal 1998:

                                                                                     WEIGHTED
                               STOCK OPTIONS               OPTION PRICE RANGE        AVERAGE
                          -----------------------       ------------------------     EXERCISE
                           ISSUED     EXERCISABLE         LOW             HIGH         PRICE
                          ---------  ------------       -------         --------     ---------
At January 5, 1996....     374,467      239,467         $  0.02         $  9.90       $  5.18
    Granted...........     114,000                        11.75           17.75         13.46
    Exercised.........     (88,958)                        0.02            9.00          5.00
    Canceled..........      (2,000)                       11.75           11.75         11.75
At January 3, 1997....     397,509      305,509         $  0.02         $ 17.75       $  7.56
    Granted...........      51,500                        14.00           25.50         15.61
    Exercised.........    (115,670)                        0.02           11.75          3.56
    Canceled..........      (7,000)                       14.00           14.00         14.00
                         ---------
At January 2, 1998....     326,339      291,839          $ 3.55         $ 25.50      $  10.11
    Granted...........      78,500                        12.75           19.88         16.51
    Exercised.........     (30,140)                        3.55           11.75          7.11
    Canceled..........      (1,000)                       14.00           14.00         14.00
                         ---------
At January 1, 1999....     373,699      315,199          $ 3.55         $ 25.50       $ 11.69
                         ---------

     The following table summarizes information about the Company's stock options outstanding as of January 1, 1999:

                                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                         -------------------------------------------------------     --------------------------------------
                            NUMBER        WEIGHTED-AVERAGE                               NUMBER
        RANGE OF         OUTSTANDING AT      REMAINING          WEIGHTED-AVERAGE     EXERCISABLE AT       WEIGHTED-AVERAGE
    EXERCISE PRICES      JAN. 1, 1999     CONTRACTUAL LIFE       EXERCISE PRICE       JAN. 1. 1999         EXERCISE PRICE
    ---------------      --------------   ----------------      ----------------     --------------       -----------------
    $3.00 to $5.00           57,196           5.5 years               $ 4.60              57,196               $ 4.60
     5.01 to  7.00           38,253           5.9                       5.91              38,253                 5.91
     7.01 to  9.00           39,750           5.5                       8.94              39,750                 8.94
     9.01 to 11.00           15,000           5.4                       9.90              15,000                 9.90
    11.01 to 13.00           81,500           8.2                      12.06              56,500                11.75
    13.01 to 15.00           42,500           8.1                      14.00              42,500                14.00
    17.01 to 19.00           78,500           8.5                      17.51              45,000                17.67
    19.01 to 21.00           20,000           9.6                      19.88              20,000                19.88
    23.01 to 25.50            1,000           9.0                      25.50               1,000                25.50
                          ---------                                                     --------
                            373,699                                                      315,199
                          =========                                                     ========

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

                                                     FISCAL YEAR
                                             ----------------------------
     (In thousands, except earnings per
       share data)                              1998      1997     1996
-------------------------------------------------------------------------
     Net income - as reported                $  6,222   $ 5,210   $4,226
     Net income - pro forma                     5,801     4,808    3,966
     Earnings per share - as reported:
                Basic                            1.27      1.19     1.00
                Diluted                          1.20      1.12     0.94
     Earnings per share - pro forma:
                Basic                            1.18      1.10     0.94
                Diluted                          1.11      1.04     0.88
-------------------------------------------------------------------------

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for fiscal 1998, 1997 and 1996 for both plans: no dividend yield; expected volatility of 95% in 1998, 78% in 1997 and 49% in 1996; risk-free interest rates 4.2% to 5.6% in 1998, 5.7% in 1997 and of 6.2% to 6.4% in 1996; and expected lives of three to five years. The weighted average fair value per share of the options granted during fiscal 1998, 1997 and 1996 is estimated to be $12.29, $9.18 and $6.19, respectively. As of January 1, 1999, the weighted-average remaining contractual life of outstanding options was 7.3 years.

                                      F17

                      FRESH AMERICA CORP. AND SUBSIDIARIES

NOTE  9.  EMPLOYEE BENEFIT PLAN.

      Effective January 1, 1992, the Company adopted the Fresh America Corp. 401(k) Profit Sharing Plan (the "Plan"), which provides for the Company, at its option, to make a matching contribution of up to 6% of each qualifying employee's annual earnings. The Company's matching contribution under the Plan was $301,000, $111,000 and $81,000 for the fiscal years 1998, 1997 and 1996, respectively.

NOTE 10.  CONTINGENCIES AND COMMITMENTS.

      The Company is obligated under certain noncancelable operating leases (with initial or remaining lease terms in excess of one year). The future minimum lease payments under such leases as of January 1, 1999 are (in thousands):

       Fiscal years ending:
         1999                                          $  8,203
         2000                                             6,869
         2001                                             5,912
         2002                                             4,181
         2003                                             2,910
       Thereafter                                        11,155
                                                       --------
               Total minimum lease payments            $ 39,230
                                                       ========

      Rental expense amounted to approximately $6,829,000, $5,048,000 and $2,698,000 for the fiscal years 1998, 1997 and 1996 respectively, of which approximately $3,383,000, $2,463,000 and $1,012,000 relates to truck and trailer rental which is included in cost of sales.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED).

      Summarized quarterly financial data is as follows (in thousands, except earnings per share data):

                               FISCAL 1998(A)
--------------------------------------------------------------------------------
                        FIRST QTR.   SECOND QTR.     THIRD QTR.     FOURTH QTR.
                      ------------   -------------  ------------   -------------

Net sales ..........  $   133,007    $   159,598    $   140,259    $   176,626
Gross profit .......       14,520         17,442         15,437         24,535
Gross margin .......         10.9%          10.9%          11.0%          13.9%
Net income .........          454          1,960            589          3,219
Earnings per share -
  basic ............         0.10           0.41           0.12           0.63
Earnings per share -
  diluted ..........         0.10           0.40           0.11           0.59


                                      F18

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                                FISCAL 1997(B)
--------------------------------------------------------------------------------
                         FIRST QTR.   SECOND QTR.   THIRD QTR.      FOURTH QTR.
                       ------------   ------------  ------------   ------------
Net sales ..........   $    90,448   $   110,625    $   102,009    $   126,442

Gross profit .......         8,329        11,218          9,299         14,517
Gross margin .......           9.2%         10.1%           9.1%          11.5%
Net income .........         1,032         1,624            813          1,741
Earnings per share -
  basic ............          0.24          0.37           0.19           0.40
Earnings per share -
  diluted ..........          0.23          0.36           0.18           0.37

(a) Each quarter in the 52-week year contains 13 weeks.
(b) The 52-week year is spread 12, 13, 13, and 14 weeks, respectively.

NOTE 12.  SEGMENT AND RELATED INFORMATION.

      During the current year, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about products and services. It is impractical for the Company to report the revenues from external customers for each product and service or each group of products and services. The management of the Company measures performance based on the gross margins and pretax income generated from each of the Company's operations. Pretax income for the purpose of management's analysis does not include corporate overhead such as selling, general and administrative expenses and income tax expense. Since each business unit is similarly engaged in procurement, processing and distribution services, the business units have been aggregrated into one reportable segment for reporting purposes. See Note 2 - "Agreement with Sam's Club" for discussion of the Company's major customer.

      Summarized information regarding the Company's significant operations in different geographic areas, including domestic operations, as of and for the three fiscal years ended January 1, 1999 follows (in thousands):

                                                           LONG-LIVED
                                        NET SALES            ASSETS
                                        ---------          ----------
January 1, 1999
  United States ...................     $523,566            $ 55,924
  Canada ..........................       85,924               3,437
                                        --------            --------
       Total ......................     $609,490            $ 59,361
                                        ========            ========

January 2, 1998
  United States ...................     $349,304            $ 20,791
  Canada ..........................       80,220               3,815
                                        --------            --------
       Total ......................     $429,524            $ 24,606
                                        ========            ========

January 3, 1997
  United States ...................     $239,177            $  7,628
  Canada ..........................       84,598               4,180
                                        --------            --------
       Total ......................     $323,775            $ 11,808
                                        ========            ========


                                      F19

NOTE 13.  SUBSEQUENT EVENTS (UNAUDITED).

      On March 4, 1999, the Company amended the terms of the Revolver to increase the borrowing availability under the Revolver to $20 million.



                                      F20