Form 10-K/A
period 1999-01-01
FRESH AMERICA CORP
filed 1999-04-30
CIK 921614

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

              Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on which
     Title of each class                              registered:
 ----------------------------               ------------------------------
 Common Stock, $.01 Par Value                     Nasdaq Stock Market

        Securities registered pursuant to Section 12(g) of the Act: NONE.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Based on the closing price reported on the Nasdaq National Market on March 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant as of such date was approximately $91 million.

   Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of March 11, 1999:

    TITLE OF EACH CLASS OF COMMON STOCK                NUMBER OF OUTSTANDING
    -----------------------------------                ---------------------
        Common Stock, $.01 par value                         5,239,051

                       DOCUMENTS INCORPORATED BY REFERENCE

             None.

================================================================================

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth certain information concerning the executive officers and directors of the Company as of March 11, 1999.

      NAME                AGE           POSITION WITH THE COMPANY
David I. Sheinfeld        44     Chairman of the Board and Chief Executive
                                 Officer
Steve R. Grinstead        40     President, Chief Operating Officer and Director
John H. Gray              49     Executive Vice President and Chief Financial
                                 Officer
Edward Sabin              51     Executive Vice President
Thomas M. Hubbard         56     Director
Sheldon I. Stein          45     Director
Colon Washburn            53     Director
Lawrence V. Jackson       45     Director

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

      EDWARD SABIN. Mr. Sabin joined the Company in May 1997 as Executive Vice President. Mr. Sabin has worked in the produce industry for over 28 years. He has held various positions in sales, marketing and management, including senior executive positions with Chiquita Brands and Del Monte Fresh. Mr. Sabin also served as Chief Operating Officer of Cincinnati-based wholesaler Caruso, Inc. Prior to joining the Company, Mr. Sabin was principal of his own firm providing consulting services to the produce industry.

      JOHN H. GRAY. Mr. Gray joined the Company in September 1998 as Executive Vice President and Chief Financial Officer. Prior to joining Fresh America, Mr. Gray was the Chief Accounting Officer and Chief Administrative Officer of Club Corporation International (CCI), a privately held company, and also served on CCI's Board of Directors. Prior to joining CCI, Mr. Gray was the Controller/Treasurer for USLife Title Insurance Company and Supervising Senior Accountant with KPMG Peat Marwick.

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

      SHELDON I. STEIN. Mr. Stein has been a director of the Company since December 1992. Mr. Stein is a Senior Managing Director of Bear, Stearns & Co. Inc. and heads the firm's southwestern investment banking operations. Mr. Stein serves as a director of five other companies with publicly traded securities, namely The Mens Wearhouse, Tandycrafts, Inc., First Plus Financial Group, Cellstar Corp. and Precept Business Services, Inc.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended January 1, 1999 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's chief executive officer and each of the Company's other executive officers (the "named executive officers").

                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                                                                     ------------
                                                                      ANNUAL COMPENSATION               SHARES
      NAME AND                                                  ------------------------------        UNDERLYING       ALL OTHER
 PRINCIPAL POSITION                                     YEAR     SALARY      BONUS      OTHER           OPTIONS      COMPENSATION(1)
 ------------------                                     ----    --------    -------    -------       ------------    ---------------
David I. Sheinfeld .................................    1998    $298,819    $50,000    $  --               20,000    $         4,800
  Chairman of the Board and                             1997     250,230     90,000       --                 --                4,750
  Chief Executive Officer                               1996     187,500     90,000     54,000(2)          20,000              2,885

Steve R. Grinstead .................................    1998    $194,327    $25,000    $  --               12,500    $         4,800
  President and Chief                                   1997     175,000     45,000       --                 --                4,750
  Operating Officer                                     1996     145,000     45,000       --               15,000              4,750


Robert C. Kiehnle(3) ...............................    1998    $158,462    $  --      $  --                 --      $         4,800
  Executive Vice President and                          1997     150,000     25,000       --                 --                1,431
  Chief Financial Officer                               1996      37,760     20,000       --               25,000               --

Edward Sabin(4) ....................................    1998    $188,077    $ 5,000       --                 --      $         3,000
  Executive Vice President                              1997    $107,692    $45,000    $  --                7,500    $          --

 ------------------

  (1) These amounts consist of contributions by the Company to a 401(k) plan on behalf of the named executive.

  (2) This amount includes payments of $45,600 for a housing allowance and $8,400 for an automobile allowance.

  (3) Effective October 1998, Mr. Kiehnle resigned as Executive Vice President and Chief Financial Officer. John Gray was employed by the Company in September 1998 to serve in the capacity as Executive Vice President and Chief Financial Officer.

  (4) Edward Sabin was employed by the Company in May 1997 to serve in the capacity as Executive Vice President.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information concerning options to purchase Common Stock by the named executive officers during the 1998 fiscal year under the 1996 Fresh America Corp. Stock Option and Award Plan as amended and restated effective May 22, 1998 (the "1996 Plan").

                                                                             POTENTIAL
                                     PERCENT                              REALIZABLE VALUE
                       NUMBER OF    OF TOTAL                              AT ASSUMED ANNUAL
                       SECURITIES   OPTIONS                                   RATE OF
                       UNDERLYING   GRANTED TO                              STOCK PRICE
                        OPTIONS     EMPLOYEES     EXERCISE   EXPIRATION     APPRECIATION
      NAME              GRANTED      IN 1998       PRICE       DATE       FOR OPTION TERM (1)
                                                                          -------------------
                                                                             5%       10%
--------------------   ----------   ----------    --------   ----------   --------   --------
David Sheinfeld ....       20,000         34.2%   $  17.25    2/25/2008   $216,969   $549,841
Steve R. Grinstead .       12,500         21.4%   $  17.25    2/25/2008   $162,726   $412,381

------------------

(1) The "Potential Realizable Value" portion of the table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Common Stock over the term of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

      The following table sets forth certain information related to options exercised by the named executive officers during the 1998 fiscal year and the number and value of options held at fiscal year end.

                                                                    VALUE OF
                                                                   UNEXERCISED
                                                   NUMBER OF      IN-THE-MONEY
                                                  UNEXERCISED      OPTIONS AT
                                                  OPTIONS AT       JANUARY 1,
                                                JANUARY 1, 1999      1999(1)
                          SHARES                ---------------   -------------
                       ACQUIRED ON    VALUE       EXERCISABLE/     EXERCISABLE/
      NAME              EXERCISE     REALIZED    UNEXERCISABLE    UNEXERCISABLE
                       -----------   --------   ---------------   -------------
David I. Sheinfeld ...      11,388   $155,240     57,537/20,000    $459,669/$--
Steve R. Grinstead ...        --         --       54,993/12,500    $503,408/$--
Robert C. Kiehnle ....        --         --           25,000/--         $--/$--
Edward Sabin .........        --         --            7,500/--     $20,625/$--

------------------
   ------------------

(1) The value indicated is the amount by which the market value of the underlying stock on the last trading day of fiscal 1998 ($16.75 per share) exceeded the aggregate exercise price of the options.

COMPENSATION OF DIRECTORS

      The Company's non-employee directors receive cash compensation of $10,000 per year for serving on the Board of Directors and are reimbursed for expenses reasonably incurred in connection with their services as directors.

      Each director is eligible to receive stock options and awards under the 1996 Plan. Pursuant to the 1996 Plan, options to purchase 5,000 shares are automatically granted annually to each director who is not an officer or employee of the Company. Such automatic option grants are exercisable at fair market value on the date of grant. Pursuant to this provision, on August 7, 1998, each of Messrs. Hubbard, Stein, Washburn and Jackson received options to purchase 5,000 shares of Common Stock at $19.88 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Messrs. Stein and Washburn serve on the Compensation Committee of the Board of Directors. No Compensation Committee interlocks existed in fiscal 1998, and no insiders participated in Compensation Committee decisions in fiscal 1998.

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

      The Compensation Committee believes that, in order for the Company to succeed, it must be able to attract and retain qualified executive officers. In determining the type and amount of executive officer compensation, the objectives of the Compensation Committee are to provide levels of base compensation, bonuses and long-term incentives (in the form of stock options or other plans) that will attract and retain talented executive officers and align their interests with the success of the Company. The Company's executive officer compensation program currently is comprised of base salary, bonus plan, long-term incentive compensation (in the form of stock options) and various benefits generally available to employees of the Company (such as health and disability insurance). Under the supervision of the Compensation Committee and the Board of Directors, the Company has developed and implemented compensation policies, plans and programs that seek to enhance the profitability of the Company and increase shareholder value.

BASE SALARIES

      The Company's policy is to maintain base salaries competitive with salaries paid to similarly situated executive officers of companies of similar size in comparable industries. Although neither the Board of Directors nor the Compensation Committee has conducted a formal review of base salaries paid to similarly situated executive officers, the Company believes that the base salaries payable to its executive officers are comparable to those paid by similar companies located in the Company's geographical area and engaged in industries comparable to the Company's. The Compensation Committee anticipates that adjustments to base compensation will generally be made based upon assigned responsibility and performance and successful attainment of specific goals and objectives of the Company and individual employees. For fiscal 1998, the Compensation Committee recommended increases in the minimum levels of base compensation payable to the Company's executive officers.

BONUSES

      Year-end cash bonuses are designed to motivate the Company's executive officers to achieve specific annual financial goals and to achieve favorable returns for the Company's shareholders. At the end of each fiscal year, the Compensation Committee will assess each executive's contributions to the Company as well as the degree to which specific annual financial, strategic, and operating objectives were met by the Company. For fiscal 1998, the Compensation Committee granted cash bonuses of $85,000 to the Company's executive officers.

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

CHIEF EXECUTIVE OFFICER COMPENSATION

      In approving Mr. Sheinfeld's compensation, the Board of Directors evaluated and compared Mr. Sheinfeld's duties, responsibilities and performance results, and the overall results of the Company, to industry norms to determine the minimum level of base compensation required. The Compensation Committee recommended a cash bonus of $50,000 for fiscal 1998.

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

CORPORATE PERFORMANCE GRAPH

      The following graph compares the cumulative total return of the Company's Common Stock during the period commencing May 26, 1994, the date public trading of the Common Stock began following the Company's initial public equity offering, to January 1, 1999, with the Nasdaq Market Index and an index of companies within the Standard Industrial Code for Groceries and Related Products (the "Peer Index").

      The graph depicts the results of investing $100 in the Company's Common Stock, the Nasdaq Market Index and the Peer Index at closing prices on May 26, 1994. The graph assumes that all dividends were reinvested.

                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                           05/26/94    1994     1995     1996     1997     1998
                           --------   ------   ------   ------   ------   ------
FRESH AMERICA CORP .....     100.00    87.50   119.12   195.59   236.03   197.06
SIC CODE INDEX .........     100.00    93.59   121.49   123.57   165.05   186.10
NASDAQ MARKET INDEX ....     100.00   101.30   131.40   163.29   199.73   281.71


      THE STOCK PRICE PERFORMANCE DEPICTED IN THE CORPORATE PERFORMANCE GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE PRICE PERFORMANCE. THE CORPORATE PERFORMANCE GRAPH WILL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE IN ANY FILING BY THE COMPANY UNDER THE SECURITIES ACT OR THE EXCHANGE ACT.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information believed by the Company to be accurate based on information provided to it concerning the beneficial ownership of Common Stock by (a) each shareholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (b) each director, (c) the Company's Chief Executive Officer, (d) each of the Company's other named executive officers and (e) all executive officers and directors as a group, as of March 11, 1999.

                                         NUMBER OF SHARES     PERCENT OF
      BENEFICIAL OWNER                  OF COMMON STOCK(1)      CLASS(2)
      ----------------                  ------------------    ----------
David I. Sheinfeld (3)(4).............       544,574               9.94%
Thomas M. Hubbard (3)(5)..............       509,432               9.30%
Steve R. Grinstead (3)(6).............       115,667               2.11%
Colon Washburn (3)(7).................        40,135                *
Sheldon I. Stein (3)(8)...............        34,813                *
Edward Sabin (9)......................         7,500                *
Lawrence V. Jackson (3)(10)...........         6,000                *
John H. Gray .........................          --                  --
Paine Webber Group, Inc. (9)                 279,123               5.09%
All directors and executive officers
   as a group (8 persons) (10)........     1,258,121              22.96%

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

(2) Percentages are based on the total number of shares outstanding at March 11, 1999, plus the total number of outstanding options held by each such person that are exercisable within 60 days of such date and securities exchangeable into Common Stock within 60 days of such date. Shares issuable upon exercise of outstanding options or through the conversion of securities exchangeable into Common Stock, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)   Director of the Company.

(4) Consists of 347,037 shares held of record by David I. Sheinfeld, as trustee of the Sheinfeld Family Trust, 120,000 shares held of record by the Sheinfeld Family Partnership and 77,537 shares subject to options issued to Mr. Sheinfeld under the Company's stock option plans that are exercisable within 60 days. Mr. Sheinfeld's address is c/o Fresh America Corp. at 6600 LBJ Freeway, Suite 180, Dallas, Texas 75240.

(5) Includes 25,000 shares subject to options issued to Mr. Hubbard under the Company's stock option plans that are exercisable within 60 days. Mr. Hubbard's address is 740 Airport Blvd., Salinas, California 93912.

(6) Includes 67,493 shares subject to options issued to Mr. Grinstead under the Company's stock option plans that are exercisable within 60 days and 800 shares owned by Mr. Grinstead for the benefit of his minor children.

(7) Includes 30,753 shares subject to options issued to Mr. Washburn under the Company's stock option plans that are exercisable within 60 days.

(8) Includes 27,813 shares subject to options issued to Mr. Stein under the Company's stock option plans that are exercisable within 60 days.

(9) Includes 7,500 shares subject to options issued to Mr. Sabin under the Company's stock option plans that are exercisable within 60 days.

(10) Includes 5,000 shares subject to options issued to Mr. Jackson under the Company's stock option plans that are exercisable within 60 days.

(11) Based on information set forth in Schedule 13G, dated February 12, 1999, filed with the Securities and Exchange Commission (the "Commission") by Paine Webber Group, Inc. includes 71,200 shares held by Mitchell Hutchins Institutional Investors, Inc. and 207,923 shares held by Mitchell Hutchins Asset Management Inc., both of which are an indirect, wholly owned subsidiary of Paine Webber Group, Inc. Paine Webber Group, Inc. has sole voting power with regards to 267,123 of the above shares.

(12) Includes 241,096 shares subject to options issued to certain directors and executive officers of the Company that are exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FRESH AMERICA CORP.


Date:  April 29, 1999         By:   /S/    JOHN H. GRAY
                                    John H. Gray
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)