Form 10-Q
period 1999-04-02
FRESH AMERICA CORP
filed 1999-05-17
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 2, 1999.

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________________ to ________________

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

                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 12, 1999 the Registrant had 5,241,051 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 15. Exhibit index on page 15.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                     April 2,     January 1,
                                                                      1999          1999
                                                                    ---------     ---------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ....................................    $   7,563     $   1,171
  Accounts receivable, net .....................................       68,556        80,674
  Advances to growers ..........................................        4,663         2,238
  Inventories ..................................................        9,937        11,450
  Prepaid expenses .............................................        2,627         2,504
  Deferred income taxes ........................................          404           338
  Income taxes receivable ......................................           47           363
                                                                    ---------     ---------
      Total current assets .....................................       93,797        98,738

Property, plant and equipment, net .............................       25,967        23,900
Notes receivable from shareholders .............................          178           178
Goodwill, net of amortization of $2,060
  and $1,557, respectively .....................................       32,576        33,005
Other assets ...................................................        2,321         2,278
                                                                    ---------     ---------
                                                                    $ 154,839     $ 158,099
                                                                    =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt ..........    $  12,528     $  14,807
  Accounts payable .............................................       44,499        51,979
  Accrued salaries and wages ...................................        1,987         1,460
  Other accrued expenses .......................................        2,528         2,018
                                                                    ---------     ---------
      Total current liabilities ................................       61,542        70,264

Long-term debt, less current portion ...........................       39,508        35,985
Deferred income taxes ..........................................        1,166         1,070
Other liabilities ..............................................          238           218
                                                                    ---------     ---------
      Total liabilities ........................................      102,454       107,537
                                                                    ---------     ---------

Shareholders' Equity:
    Common stock $.01 par value. Authorized 10,000,000 shares;
          issued 5,239,051 and 5,202,511 respectively ..........           52            52
    Additional paid-in capital .................................       32,191        31,672
    Foreign currency translation adjustment ....................         (222)         (345)
    Retained earnings ..........................................       20,364        19,183
                                                                    ---------     ---------
      Total shareholders' equity ...............................       52,385        50,562
                                                                    ---------     ---------
Commitments and contingencies
                                                                    ---------     ---------
                                                                    $ 154,839     $ 158,099
                                                                    =========     =========

              The notes to consolidated financial statements are an
                       integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except share amounts)

                                                             QUARTER ENDED
                                                       ------------------------
                                                        April 2,       April 3,
                                                          1999           1998
                                                       ---------      ---------

Net sales ........................................     $ 173,427      $ 133,007
Cost of sales ....................................       151,421        118,487
                                                       ---------      ---------
            Gross profit .........................        22,006         14,520
                                                       ---------      ---------
Selling, general and administrative expenses:
    Salaries and related costs ...................        10,809          7,261
    Rent, maintenance and related costs ..........         3,390          2,309
    Insurance expense ............................           416            348
    Automobile, travel and related costs .........           490            346
    Communication expense ........................           507            326
    Depreciation and amortization ................         1,515            755
    Transaction costs ............................           343          1,395
    Other ........................................         1,287            610
                                                       ---------      ---------
                                                          18,757         13,350
                                                       ---------      ---------
           Operating income ......................         3,249          1,170
                                                       ---------      ---------
Other income (expense):
    Interest expense .............................        (1,279)          (428)
    Interest income ..............................            65             49
    Other, net ...................................           147           (126)
                                                       ---------      ---------
                                                          (1,067)          (505)
                                                       ---------      ---------
Income before income taxes .......................         2,182            665
Provision for income taxes .......................         1,001            211
                                                       ---------      ---------
          Net income .............................     $   1,181      $     454
                                                       =========      =========
Earnings per  share:
    Basic ........................................     $    0.23      $    0.10
                                                       =========      =========
    Diluted ......................................     $    0.22      $    0.10
                                                       =========      =========

              The notes to consolidated financial statements are an
                       integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                              QUARTER ENDED
                                                          ---------------------
                                                          APRIL 2,      APRIL 3,
                                                            1999         1998
                                                          --------     --------
Cash flows from operating activities:
    Net income .......................................    $  1,181     $    454
    Adjustments to reconcile net income
       to net cash provided by
       (used in) operating activities
          Depreciation and
            amortization .............................       1,515          755
          Bad debt expense ...........................         159           74
          Noncash transaction costs ..................        --            519
          Deferred income taxes ......................          30          (23)
          Other ......................................         102           23
          Change in assets and
            liabilities, excluding
            the effects of
            acquisitions:
              Accounts receivable ....................      12,384        3,450
              Advances to growers ....................      (2,439)      (1,061)
              Inventories ............................       1,597        1,183
              Prepaid expenses .......................        (121)          76
              Other assets ...........................        (465)         291
              Accounts payable .......................      (7,740)        (647)
              Accrued expenses and
                other liabilities ....................       1,813       (2,239)
                                                          --------     --------
                   Total adjustments .................       6,835        2,401
                                                          --------     --------
                   Net cash provided by
                     operating activities ............       8,016        2,855
                                                          --------     --------
Cash flows from investing activities:
    Additions to property, plant and
      equipment, net .................................      (3,095)        (362)
    Cost of acquisitions, exclusive of
      cash acquired ..................................        --         (5,965)
    Proceeds from sale of equipment
                                                          --------     --------
                   Net cash used in
                     investing activities ............      (3,095)      (6,327)
                                                          --------     --------
Cash flows from financing activities:
    Proceeds from revolving lines of
      credit .........................................      43,563       31,219
    Repayments of revolving lines of
      credit .........................................     (41,753)     (32,757)
    Proceeds from short term
      indebtedness ...................................          29        5,000
    Payments of short term indebtedness ..............        (661)        (469)
    Additions to long-term indebtedness ..............         415         --
    Payments of long-term indebtedness ...............        (153)         (89)
    Net proceeds from exercise of
      employee stock options .........................          14          130
                                                          --------     --------
                   Net cash provided by
                     financing activities ............       1,454        3,034
                                                          --------     --------
Effect of exchange rate changes on cash ..............          17           18
                   Net increase
                     (decrease) in cash
                     and cash equivalents ............       6,392         (420)
Cash and cash equivalents at beginning
  of period ..........................................       1,171        2,725
                                                          --------     --------
Cash and cash equivalents at end of
  period .............................................    $  7,563     $  2,305
                                                          ========     ========
Supplemental disclosures of cash flow information:
    Cash paid for interest ...........................    $    514     $    357
    Cash paid for income taxes .......................    $    604     $    113


               The notes to consolidated financial statements are
                      an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Fresh America Corp. ("Fresh America", the "Company", "we", "us" or "our") is an integrated food distribution management company engaged in the procurement, processing, warehousing and delivery of fresh produce and other refrigerated perishable products. The Company was founded in 1989 and distributes throughout the United States and Canada through twenty-seven distribution and processing facilities.

      UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of April 2, 1999, and the related consolidated statements of income and cash flows for the quarters ended April 2, 1999 and April 3, 1998 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 1, 1999. The results for the quarters ended April 2, 1999 and April 3, 1998 may not be indicative of operating results for the full year.

      The following are the significant accounting policies followed by the Company in the preparation of the consolidated financial statements.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Fresh America Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      EARNINGS PER SHARE - Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 6.

      COMPREHENSIVE INCOME - The Company provides disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the foreign currency translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet.

      RECENT ACCOUNTING PRONOUNCEMENTS - The Company is assessing the reporting and disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of fiscal 2000.

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

      SEGMENT AND RELATED INFORMATION - During the fiscal 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about products and services. Since each business unit is similarly engaged in procurement, processing and distribution services, the business units have been aggregated into one reportable segment for reporting purposes. See Note 2 - "Agreement with Sam's Club" for discussion of the Company's major customer.

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

       FISCAL YEAR - The Company's fiscal year is a 52-week or 53 week period ending on the first Friday in January. The quarters ended April 2, 1999 and April 3, 1998 each consist of 13 weeks.

NOTE 2. AGREEMENT WITH SAM'S CLUB.

      In August 1995, the Company entered into a five-year distribution agreement (the "Agreement") with Sam's Club. The Agreement, which began on December 1, 1995, replaced the Company's previously existing license agreement with Sam's Club which expired on November 30, 1995. Under terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by the Company. For further information, see Note 2 to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

      Each year since 1997, Sam's has elected to exercise its existing option under the Agreement to distribute produce directly with respect to 40 clubs, thereby reducing the number of clubs to which the Company distributes. Accordingly, the Company has conducted its operations assuming that Sam's will continue to withdraw 40 clubs per year for each of the remaining years of the Agreement.

NOTE 3.  ACQUISITIONS.

      On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based in Norwalk, California. The acquisition was accounted for using the purchase method of accounting. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share based on the market value of the stock at the time of the transaction, and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of the business of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments have been recorded as a liability and are payable in cash, common stock or a combination of cash and common stock. In January 1999, the Company paid $1.0 million in satisfaction of the minimum amount due for the contingent payment related to fiscal 1998. The payment was made in the form of $.5 million cash and issuance of 35,540 shares of common stock valued at $14.07 per share. The remaining 1998 contingent payment of $2.6 million was paid in cash in April 1999. Also in April 1999, the Company prepaid the minimum contingent payment related to fiscal 1999 in the amount of $1.4 million cash.

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

      In connection with the acquisition of OTF, the Company incurred transaction costs of approximately $1.4 million, which were expensed in the first quarter of 1998. The transaction costs included approximately $942,000 of non-cash expenses ($519,000, net of tax) related to the issuance of 52,342 shares (which were included in the total 609,713 shares issued) of the Company's common stock to the financial advisors of OTF.

      In addition to the acquisitions discussed above, the Company acquired all of the capital stock of two businesses and substantially all of the net assets of two other businesses during fiscal 1998. These acquisitions were accounted for using the purchase method of accounting and were acquired through the payment of $11.5 million in cash, issuance of notes payable totaling $4.1 million, the issuance of 332,726 shares of the Company's common stock valued at $5.4 million and the assumption of $1.4 million in liabilities.

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

      The following unaudited pro forma financial information presents the combined results of operations of the Company as if all the 1998 acquisitions occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and such acquired entities constituted a single entity during such periods.

                                                            Quarter Ended
    (In thousands, except per share amounts)         --------------------------
                                                     April 2,          April 3,
                                                       1999              1998
                                                     Historical        Pro Forma
                                                     ---------         --------
Net sales .................................          $ 173,427         $186,963
                                                     =========         ========
Net income ................................          $   1,181         $    691
                                                     =========         ========
Earnings per share - diluted ..............          $    0.22         $   0.13
                                                     =========         ========

NOTE  4.  DEBT.

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

      On February 2, 1998, the Company restructured its existing loan agreement with a major bank to provide a revolving line of credit ("Revolver") of up to $12 million and a bridge loan of $5 million (the "Bridge Loan"). On May 15, 1998, the Company amended the terms of this loan agreement and increased the borrowing availability under the Revolver to $15 million. On March 4, 1999, the Company further amended the terms of this loan agreement and increased the borrowing availability under the Revolver to $20 million. The Revolver, which expires February 2, 2001, is subject to certain covenants and borrowing base requirements and is collateralized by accounts receivable and inventory of the Company and the capital stock of its subsidiaries. Outstanding principal amounts under the Revolver ($15.5 million outstanding as of April 2, 1999) accumulate interest at the bank prime rate (7.75% as of April 2, 1999), or at the Company's election, the eurodollar rate plus 1.75% (6.56% as of April 2, 1999). The effective interest rate at April 2, 1999 was 6.83% .

      Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20 million ($13.4 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrue at U.S. prime plus 0.75% (9.25% at April 2, 1999) or Canadian prime plus 0.75% (7.5%), depending on the denomination of the borrowings.

NOTE 5. COMPREHENSIVE INCOME.

      The following table reconciles the Company's net income to its comprehensive income (in thousands):

                                                              QUARTER ENDED
                                                            ------------------
                                                           April 2,     April 3,
                                                             1999         1998
                                                            ------        ----
Net Income .......................................          $1,181        $454

Other comprehensive income - foreign
    currency translation adjustments .............             123           8
                                                            ------        ----
Comprehensive income .............................          $1,304        $462
                                                            ======        ====

NOTE 6. EARNINGS PER SHARE.

      Shares used in calculating basic and diluted EPS (in thousands):

                                                               QUARTER ENDED
                                                             ------------------
                                                            April 2     April 3,
                                                             1999        1998
                                                             -----      -------
Weighted average common shares
Outstanding - basic ....................................     5,237       4,675
Dilutive securities:
     Common stock options ..............................       143         159
     Contingent shares related to acquisitions .........       191         114
                                                             -----       -----
Weighted average shares common outstanding -
     Diluted basis .....................................     5,571       4,948
                                                             =====       =====

      Options and warrants to purchase approximately 182 thousand and six thousand shares of common stock at prices per share ranging from $19.00 to $25.50 and $19.75 to $25.50, respectively were outstanding during the three month periods ended April 2, 1999 and April 3, 1998, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

      In calculating diluted earnings per share for the quarters ended April 2, 1999 and April 3, 1998 interest expense of $29 thousand and $21 thousand, respectively was added back to net income in connection with assumed conversion of indebtedness related to certain contingent shares.

NOTE 7.  SUBSEQUENT EVENT.

      On May 3, 1999, the Company, and Dallas based, privately held FreshPoint Holdings, Inc. signed a definitive agreement to merge the two companies. The merger is subject to approval of the shareholders of the Company, refinancing of certain outstanding debt, approval by regulatory authorities and other customary conditions. The merger will be structured as a tax-free stock for stock exchange, whereby Fresh America will exchange approximately 5,685,826 shares of newly issued common stock for 100% of the capital stock of FreshPoint Holdings, Inc. Upon completion of the merger, the Company's name will be FreshPoint America, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table presents the components of the consolidated statements of income as a percentage of net sales for the periods indicated:

                                                            QUARTER ENDED
                                                      ------------------------
                                                      APRIL 2,          APRIL 3,
                                                       1999              1998
                                                      ------            ------
Net sales ..................................           100.0%            100.0%
Cost of sales ..............................            87.3              89.1
                                                      ------            ------
Gross profit ...............................            12.7              10.9
Selling, general and
   administrative expenses .................            10.6               8.9
Nonrecurring transaction costs .............             0.2               1.1
                                                      ------            ------
Operating income ...........................             1.9               0.9
Other income (expense) .....................            (0.6)             (0.4)
                                                      ------            ------
Income before income taxes .................             1.3               0.5
Provision for income taxes .................             0.6               0.2
                                                      ------            ------
Net income .................................             0.7%              0.3%
                                                      ------            ------

COMPARISON OF QUARTER ENDED APRIL 2, 1999 TO QUARTER ENDED APRIL 3, 1998

      The Company's quarters ended April 2, 1999 and April 3, 1998 each include 13 weeks.

      NET SALES. Net sales increased $40.4 million, or 30.4%, to $173.4 million in the first quarter of 1999 from $133.0 million in the first quarter of 1998. Of the total increase, approximately $47.7 million was due to acquisitions made during or subsequent to the first quarter of 1998. Such increase was offset by a decrease in Sam's Club revenue of $8.0 million due to the decrease of 46 clubs serviced between the two periods. As a percentage of net sales, Sam's represented 27.2% in the first quarter of 1999 compared to 41.4% in the first quarter of 1998.

      COST OF SALES. Cost of sales increased $32.9 million, or 27.8% to $151.4 million in the first quarter of 1999 from $118.5 million in the first quarter of 1998, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of sales decreased to 87.3% from 89.1%, which in turn increased the Company's gross profit percentage to 12.7% from 10.9%. The increase in gross profit percentage is primarily due to acquisitions made subsequent to the first quarter of 1998, which included retail/wholesale, value-added and foodservice companies that have historically contributed higher gross profit percentages than the Company's already existing operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $5.4 million, or 40.5% to $18.7 million in the first quarter of 1999 from $13.4 million in the first quarter of 1998. The increase is primarily due to SG&A expenses related to acquired businesses. Included in SG&A in the first quarter of 1999 are transaction expenses of $0.3 million related to the pending merger with FreshPoint as discussed further in Note 7 Subsequent Event. Included in 1998 are transaction costs of $1.4 million related to the acquisition of OTF.

      OPERATING INCOME (EXPENSE). As a result of the foregoing factors, which include transaction costs of $0.3 million and $1.4 million in the first quarter of 1999 and 1998, respectively, operating income increased by $2.1 million, or 177.6%, to $3.2 million in the first quarter of 1999 from $1.2 million in the first quarter of 1998. The following table summarizes the effect of the transaction costs on operating income in the comparable periods (in thousands):

                                                     Quarter ended
                                         ---------------------------------------
                                                     % of                  % of
                                         April 3,     net      April 2,     net
                                           1999      sales      1998       sales
                                          ------      ---       ------      ---
Operating income as
  reported .........................      $3,249      1.9%      $1,170      0.9%
Transaction costs ..................         343       .2        1,395      1.0
                                          ------      ---       ------      ---
Operating income
  before transaction costs .........      $3,592      2.1%      $2,565      1.9%
                                          ======      ===       ======      ===

      OTHER INCOME (EXPENSE). Interest expense increased $0.9 million to $1.3 million in the first quarter of 1999 from $0.4 million in the first quarter of 1998 due to increased borrowings to help finance acquisitions that were made subsequent to the first quarter of 1998.

      PROVISION FOR INCOME TAXES. The effective tax rate was 45.9% in the first quarter of 1999 compared to 31.7 % in the first quarter of 1998. The increase is due to two factors, one of which is a significant increase in earnings in the Company's Canadian operations in the first quarter of 1999 versus a loss in the 1998 comparable period. Secondly, there has been an increase in non-deductible goodwill due to several acquisitions made since the first quarter of 1998.

      NET INCOME. As a result of the foregoing factors, net income increased $0.7 million or 160.0%, to $1.2 million in the first quarter of 1999 compared to $0.5 million in the first quarter of 1998. The following table summarizes the effect of the transaction costs on the net income and earnings per share in the comparable periods (in thousands):
                                                           Quarter Ended
                                                     ---------------------------
                                                      April 2,          April 3,
                                                        1999              1998
                                                     ---------         ---------
Net income as reported .....................         $   1,181         $     454
Transaction costs, net of tax ..............               214               789
                                                     ---------         ---------
Net income before effect of
    transaction costs ......................         $   1,395         $   1,243
                                                     =========         =========
Earning per share as
  reported:
       Basic ...............................         $    0.23         $    0.10
       Diluted .............................         $    0.22         $    0.10

Effect of transaction
  costs:
      Basic.................................         $    0.04         $    0.17
      Diluted ..............................         $    0.04         $    0.16

Earnings per share before
  effect of transaction costs:
      Basic ................................         $    0.27         $    0.27
      Diluted ..............................         $    0.26         $    0.26

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $8.0 million for the first quarter of 1999 compared to $2.9 million in the first quarter of 1998. Cash used in investing activities decreased $3.2 million to $3.1 million in the first quarter of 1999 from $6.3 million in the first quarter of 1998. The decrease from the prior year is due primarily to the acquisition of Francisco during the first quarter of 1998. Cash provided by financing activities was $1.5 million in the first quarter of 1999 compared to $3.0 million in the first quarter of 1998. The decrease in cash flows from financing activities compared to the prior year is primarily due to borrowings used to finance the cash portion of the Francisco acquisition in 1998.

      At April 2, 1999, the Company had working capital of $32.3 million compared to $28.5 million at January 1, 1999. On February 2, 1998, the Company entered into a new $17 million revolving line of credit and bridge loan bank facility to be used for general corporate purposes, including acquisitions. In May 1998, the $5.0 million bridge loan portion of the facility was prepaid and the revolving line of credit was increased from $12 million to $15 million. On March 4, 1999, the Company further amended the terms of the Revolver to increase the borrowing availability under the Revolver to $20 million. As of April 2, 1999, there was $15.5 million in borrowings outstanding under the facility. The Company also has revolving credit facilities of up to CDN $20 million ($13.4 million), through its Canadian subsidiaries. Such facilities have an outstanding balance of CDN $10.0 million ($6.7 million) as of April 2, 1999. In May 1998, the Company completed a $20 million, 12% subordinated debt financing that matures in May 2003 (see Note 4 to the accompanying unaudited consolidated financial statements).

      Management believes that the combination of cash generated from operating activities, availability under its bank lines of credit, the proceeds generated from its subordinated debt financing and the use of operating leases where appropriate is sufficient to meet its current needs for operations, computer system implementations and near-term debt service requirements, subject to the matters set forth in the next succeeding paragraph. The Company intends to continue its expansion activities and most likely will require additional debt or equity capital to meet such requirements. The Company believes it has access to the capital markets and can also obtain additional credit from financial institutions in order to raise the capital necessary to fund such expansion activities. See "Outlook and Uncertainties" below.

      In connection with the proposed merger with FreshPoint, the Company has to refinance most of the existing debt of the Company and FreshPoint. The Company is in the process of considering financing proposals received from its existing senior and subordinated lenders as well as other debt financing alternatives. While there can be no assurance that the required refinancing can be completed, based on current market conditions the Company believes that it can arrange such financing on a timely basis. The Company expects that any refinancing will subject the Company to numerous operating and financial convenants, including limitations on future borrowings and acquisitions.

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

      Because third party failures could have a material impact on the Company's ability to conduct business, the Company has sent out questionnaires to all of the Company's significant suppliers and customers to obtain reasonable assurance that they have plans to address the Year 2000 issues within their companies. The Company will work individually with its most critical suppliers to insure their Year 2000 readiness. To the extent that suppliers do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement suppliers by the end of the 1999 calendar year. The Company's most likely worst-case scenario would be delayed billings to customers and the inability of customers to order and pay on a timely basis.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      FOREIGN EXCHANGE RISK. Our Canadian operations are subject to foreign currency risk; however, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded to our consolidated shareholders' equity under accumulated comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denominated in the currency for which it is required to make payments.

      INTEREST RATE RISK. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate or the Eurodollar rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of April 2, 1999 would be immaterial.

      COMMODITY PRICING RISK. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

OUTLOOK AND UNCERTAINTIES

      Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy and successfully integrate acquired operations, dependence on its primary customer, significant competition, limitations arising from the Company's indebtedness, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, a copy of which may be obtained from the Company upon request. In addition, the proposed merger with FreshPoint is subject to numerous conditions, including the arranging of new debt financing and the approval of the Company's shareholders. There can be no assurances that the merger will be completed or if completed, that the anticipated benefits of the merger will be realized.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON 8-K

        (a) Exhibits

            Exhibit 27.1 - Financial Data Schedule.

        (b) Reports on Form 8-K

            NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FRESH AMERICA CORP.
(Registrant)

 /s/ JOHN GRAY                                             Date:    MAY 17, 1999
John Gray
Executive Vice President and
Chief Financial Officer