Form 10-Q
period 1999-07-02
FRESH AMERICA CORP
filed 1999-08-16
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 2, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 12, 1999 the Registrant had 5,241,051 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 17. Exhibit index on page 16.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                               FRESH AMERICA CORP.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                     JULY 2,      JANUARY 1,
                                                                       1999          1999
                                                                    ---------     ---------
                         ASSETS                                    (unaudited)
Current Assets:
  Cash and cash equivalents ....................................    $   1,093     $   1,171
  Accounts receivable, net .....................................       72,607        80,674
  Advances to growers ..........................................        5,131         2,238
  Inventories ..................................................        9,581        11,450
  Prepaid expenses .............................................        2,044         2,504
  Deferred income taxes ........................................          251           338
  Income taxes receivable ......................................          157           363
                                                                    ---------     ---------
      Total current assets .....................................       90,864        98,738

Property, plant and equipment, net .............................       27,289        23,900
Notes receivable from shareholders .............................          178           178
Goodwill, net of amortization of $2,565 and $1,557, respectively       32,494        33,005
Other assets ...................................................        2,579         2,278
                                                                    ---------     ---------
                                                                    $ 153,404     $ 158,099
                                                                    =========     =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt ..........    $  25,583     $  14,807
  Accounts payable .............................................       44,395        51,979
  Accrued salaries and wages ...................................        3,042         1,460
  Other accrued expenses .......................................        2,261         2,018
                                                                    ---------     ---------
      Total current liabilities ................................       75,281        70,264

Long-term debt, less current portion ...........................       22,696        35,985
Deferred income taxes ..........................................        1,476         1,070
Other liabilities ..............................................          258           218
                                                                    ---------     ---------
      Total liabilities ........................................       99,711       107,537
                                                                    =========     =========

Shareholders' Equity:
    Common stock $.01 par value. Authorized 10,000,000 shares;
          issued 5,241,051 and 5,202,511 respectively ..........           52            52
    Additional paid-in capital .................................       32,219        31,672
    Foreign currency translation adjustment ....................         (195)         (345)
    Retained earnings ..........................................       21,617        19,183
                                                                    ---------     ---------
      Total shareholders' equity ...............................       53,693        50,562
Commitments and contingencies
                                                                    ---------     ---------
                                                                    $ 153,404     $ 158,099
                                                                    =========     =========


                 The notes to consolidated financial statements
                   are an integral part of these statements.

                               FRESH AMERICA CORP.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      QUARTER ENDED             SIX MONTHS ENDED
                                                 -----------------------     -----------------------
                                                  JULY 2,       JULY 3,       JULY 2,        JULY 3,
                                                    1999          1998          1999          1998
                                                 ---------     ---------     ---------     ---------

Net sales ...................................    $ 194,102     $ 159,598     $ 367,529     $ 292,605
Cost of sales ...............................      170,411       142,156       321,832       260,643
                                                 ---------     ---------     ---------     ---------
            Gross profit ....................       23,691        17,442        45,697        31,962
                                                 ---------     ---------     ---------     ---------

Selling, general and administrative expenses:
    Salaries and related costs ..............       11,360         7,782        22,169        15,043
    Rent, maintenance and related costs .....        3,441         2,682         6,830         4,991
    Insurance expense .......................          487           323           902           671
    Automobile, travel and related costs ....          498           417           988           763
    Communication expense ...................          479           370           986           696
    Depreciation and amortization ...........         1573           863         3,088         1,618
    Transaction costs .......................          465          --             808         1,395
    Other ...................................        1,245         1,179         2,533         1,789
                                                 ---------     ---------     ---------     ---------
                                                    19,548        13,616        38,304        26,966
                                                 ---------     ---------     ---------     ---------
            Operating income ................        4,143         3,826         7,393         4,996
                                                 ---------     ---------     ---------     ---------
 Other income (expense):
    Interest expense ........................       (1,292)         (606)       (2,580)       (1,034)
    Interest income .........................           45            35           111            84
    Other, net ..............................          (71)          (39)          (84)         (165)
                                                 ---------     ---------     ---------     ---------
                                                    (1,318)         (610)       (2,385)       (1,115)
                                                 ---------     ---------     ---------     ---------

Income before income taxes ..................        2,825         3,216         5,008         3,881
Provision for income taxes ..................        1,572         1,256         2,574         1,467
                                                 ---------     ---------     ---------     ---------
           Net income .......................    $   1,253     $   1,960     $   2,434     $   2,414
                                                 =========     =========     =========     =========

Earnings per  share:
    Basic ...................................    $    0.24     $    0.41     $    0.46     $    0.51
                                                 =========     =========     =========     =========
    Diluted .................................    $    0.23     $    0.40     $    0.44     $    0.49
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

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)


                                                                              SIX MONTHS ENDED
                                                                           ---------------------
                                                                            JULY 2,      JULY 3,
                                                                             1999         1998
                                                                           --------     --------

Cash flows from operating activities:
    Net income ........................................................    $  2,434     $  2,414
    Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization ...............................       3,088        1,618
          Bad debt expense ............................................         473          456
          Noncash transaction costs ...................................        --            519
          Deferred income taxes .......................................         485         (153)
          Other .......................................................         249          (92)
          Change in assets and liabilities, excluding the effects of acquisitions:
              Accounts receivable .....................................       7,989       (7,330)
              Advances to growers .....................................      (2,908)        (638)
              Inventories .............................................       1,991        2,030
              Prepaid expenses ........................................         462         (295)
              Other assets ............................................          30          262
              Accounts payable ........................................      (7,913)       7,861
              Accrued expenses and other liabilities ..................       1,339       (2,451)
                                                                           --------     --------
                   Total adjustments ..................................       5,285        1,787
                                                                           --------     --------

                   Net cash provided by operating activities ..........       7,719        4,201
                                                                           --------     --------

Cash flows from investing activities:
    Additions to property, plant and equipment, net ...................      (5,350)      (2,689)
    Cost of acquisitions, exclusive of cash acquired ..................        --         (6,103)
                                                                           --------     --------
                   Net cash used in investing activities ..............      (5,350)      (8,792)
                                                                           --------     --------

Cash flows from financing activities:
    Proceeds from revolving line of credit ............................      56,747       51,420
    Repayments of revolving line of credit ............................     (54,655)     (64,092)
    Proceeds from short-term indebtedness .............................          81        5,019
    Payments of short-term indebtedness ...............................      (3,651)      (5,169)
    Additions to long-term indebtedness ...............................         668       15,015
    Payments of long-term indebtedness ................................      (1,654)        (161)
    Net proceeds from exercise of employee stock options ..............          42          106
                                                                           --------     --------
                   Net cash provided by (used in) financing activities       (2,422)       2,138
                                                                           --------     --------
Effect of exchange rate changes on cash ...............................         (25)         (54)
                                                                           --------     --------
                   Net increase (decrease) in cash and cash equivalents         (78)      (2,507)
Cash and cash equivalents at beginning of period ......................       1,171        2,725
                                                                           --------     --------
Cash and cash equivalents at end of period ............................    $  1,093     $    218
                                                                           ========     ========
Supplemental disclosures of cash flow information:
    Cash paid for interest ............................................    $  2,359     $    572
    Cash paid for income taxes ........................................    $    673     $  1,793


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

      UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of July 2, 1999, the consolidated statements of income for the quarters and six month periods ended July 2, 1999 and July 3, 1998, the consolidated statements of cashflow for the six month periods ended July 2, 1999 and July 3, 1998, and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 1, 1999. The results for the periods ended July 2, 1999 and July 3, 1998 may not be indicative of operating results for the full year.

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

      COMPREHENSIVE INCOME - The Company provides disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the foreign currency translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. See Note 5.

      RECENT ACCOUNTING PRONOUNCEMENTS - The Company is assessing the reporting and disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, which delays the effective date, establishes accounting and reporting standards for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of fiscal 2001.

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

      SEGMENT AND RELATED INFORMATION - The Company provides disclosure required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about products and services. Since each business unit is similarly engaged in procurement, processing and distribution services, the business units have been aggregated into one reportable segment for reporting purposes. See Note 2 - "Agreement with Sam's Club" for discussion of the Company's major customer.

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

       FISCAL YEAR - The Company's fiscal year is a 52-week or 53-week period ending on the first Friday in January. The quarters ended July 2, 1999 and July 3, 1998 each consist of 13 weeks. The six-month periods ended July 2, 1999 and July 3, 1998 each consist of 26 weeks.

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

      Each year since 1997, Sam's has elected to exercise its existing option under the Agreement to distribute produce directly with respect to 40 clubs, thereby reducing the number of clubs to which the Company distributes. Accordingly, the Company has conducted its operations assuming that Sam's will continue to withdraw 40 clubs in the year 2000.

NOTE 3. ACQUISITIONS.

      On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based in Norwalk, California. The acquisition was accounted for using the purchase method of accounting. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share based on the market value of the stock at the time of the transaction, and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of the business of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments were recorded as a liability and were payable in cash, common stock or a combination of cash and common stock. In January 1999, the Company paid $1.0 million in satisfaction of the minimum amount due for the contingent payment related to fiscal 1998. The payment was made in the form of $.5 million cash and issuance of 35,540 shares of common stock valued at $14.07 per share. The remaining 1998 contingent payment of $2.6 million was paid in cash in April 1999. During the second quarter, the Company prepaid the minimum contingent payment related to fiscal 1999 in the amount of $1.4 million cash and paid an additional $1.3 million as an advance against the 1999 contingent payment.

      In connection with the acquisition of Ontario Tree Fruits Limited and its affiliated companies (collectively, "OTF"), the Company incurred transaction costs of approximately $1.4 million, which were expensed in the first quarter of 1998. The transaction costs included approximately $942,000 of non-cash expenses ($519,000, net of tax) related to the issuance of 52,342 shares (which were included in the total 609,713 shares issued) of the Company's common stock to the financial advisors of OTF.

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




                                                SIX MONTHS ENDED
                                             ----------------------
              (In thousands, except per share amounts)
                                               JULY 2,    JULY 3,
                                                1999       1998
                                             HISTORICAL  PRO FORMA
                                             ----------  ----------



              Net sales ..................    $367,529    $408,290
                                              ========    ========
              Net income .................    $  2,434    $  3,356
                                              ========    ========
              Earnings per share - diluted    $   0.44    $   0.66
                                              ========    ========

NOTE 4. DEBT.

      On February 2, 1998, the Company restructured its existing loan agreement with a major bank to provide a revolving line of credit ("Revolver") of up to $12 million and a bridge loan of $5 million (the "Bridge Loan"). On May 15, 1998, the Company amended the terms of this loan agreement and increased the borrowing availability under the Revolver to $15 million. On March 4, 1999, the Company further amended the terms of this loan agreement and increased the borrowing availability under the Revolver to $20 million. The Revolver, which expires February 2, 2001, is subject to certain covenants and borrowing base requirements and is collateralized by accounts receivable and inventory of the Company and the capital stock of its subsidiaries. Outstanding principal amounts under the Revolver ($19.6 million outstanding as of July 2, 1999) accumulate interest at the bank prime rate (7.75% as of July 2, 1999), or at the Company's election, the eurodollar rate plus 1.75% (6.85% as of July 2, 1999). The effective interest rate at July 2, 1999 was 7.20% .

      At July 2, 1999, the Company was not in compliance with a financial covenant in the Revolver. While the Company obtained a waiver from the lender for this instance of noncompliance for the second quarter of fiscal 1999, the waiver was not sufficient for the related debt to be classified as a noncurrent liability in the accompanying consolidated balance sheet. The Company decided not to request the extended waiver because of the anticipated merger with FreshPoint Holdings, Inc., which is expected to close in late August 1999, and the related commitment received from this lender for long-term financing to be provided to the merged entity contingent on the closing of the merger. Absent the anticipated merger, the Company would have requested a waiver sufficient to allow for classification of the debt as a noncurrent liability, and believes such waiver would have been granted. Following is a pro forma condensed consolidated balance sheet as of July 2, 1999 with the debt reported as a noncurrent liability in accordance with the terms of the Revolver (in thousands):

        Current assets .....................................    $ 90,864
        Property, plan and equipment, net ..................      27,289
        Other assets .......................................      35,251
                                                                --------
                  Total assets .............................    $153,404
                                                                ========

        Current liabilities ................................    $ 55,681
        Long-term debt .....................................      42,296
        Other noncurrent liabilities .......................       1,734
        Shareholders' equity ...............................      53,693
                                                                --------
                  Total liabilities and shareholders' equity    $153,404
                                                                ========

      On May 15, 1998 the Company completed a $20 million, 12% subordinated debt financing with a major national insurance company. The note has a final maturity of May 1, 2003 with principal payments of $6,666,666 due on May 1, 2001 and May 1, 2002. Interest payments are due semi-annually in May and November. A total of $15 million was funded on May 15, 1998 with the remaining $5 million funded on August 3, 1998. In connection with the subordinated note, the Company issued 116,612 warrants on May 15, 1998 and 38,871 warrants on August 3, 1998 with a fair value of $953,000 and $289,000, respectively. The warrants became exercisable on May 1, 1999 at an exercise price of $22.70 per share and expire on May 1, 2003.

      Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20 million ($13.4 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrue at U.S. base rate plus 0.75% (9.25% at July 2, 1999) or Canadian prime plus 0.75% (7.0%), depending on the denomination of the borrowings.

NOTE 5. COMPREHENSIVE INCOME.

      The following table reconciles the Company's net income to its comprehensive income (in thousands):


                                                QUARTER ENDED        SIX MONTHS ENDED
                                             ------------------     ------------------
                                              JULY 2,    JULY 3,     JULY 2,    JULY 3,
                                               1999       1998        1999       1998
                                             -------    -------     -------    -------

Net Income ..............................    $ 1,253    $ 1,960     $ 2,434    $ 2,414
Other comprehensive income (loss)-foreign
    currency translation adjustments ....         27       (103)        150        (95)
                                             -------    -------     -------    -------
Comprehensive income ....................    $ 1,280    $ 1,857     $ 2,584    $ 2,319
                                             =======    =======     =======    =======

NOTE 6. EARNINGS PER SHARE.

      Shares used in calculating basic and diluted EPS (in thousands):


                                                          QUARTER ENDED   SIX MONTHS ENDED
                                                        ----------------  ----------------
                                                        JULY 2,  JULY 3,  JULY 2,  JULY 3,
                                                         1999     1998     1999     1998
                                                        -----    -----    -----    -----

Weighted average common shares
     Outstanding - basic ...........................    5,241    4,779    5,239    4,759
Dilutive securities:
     Common stock options ..........................      110      172      124      189
     Contingent shares related to acquisitions .....      214     --        185     --
                                                        -----    -----    -----    -----
Weighted average shares common outstanding -
     diluted basis .................................    5,565    4,951    5,548    4,948
                                                        =====    =====    =====    =====

      Options and warrants to purchase approximately 260 thousand and 156 thousand shares of common stock at prices per share ranging from $17.25 to $25.50 and $22.70 to $25.50, respectively were outstanding during the three and six month periods ended July 2, 1999 and July 3, 1998, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

      In calculating diluted earnings per share for the quarters ended July 2, 1999 and July 3, 1998 interest expense amounts of $6 thousand and $15 thousand, respectively were added back to net income in connection with assumed conversion of indebtedness related to certain contingent shares. For the six-month periods ended July 2, 1999 and July 3, 1999, $35 thousand and $15 thousand, respectively, were added back to net income.

NOTE 7. PENDING MERGER.

      On May 3, 1999, the Company, and Dallas based, privately held FreshPoint Holdings, Inc., ("FreshPoint") signed a definitive agreement to merge the two companies. The merger is pending approval of the shareholders of the Company, refinancing of certain outstanding debt, approval by regulatory authorities and other customary conditions. The merger will be structured as a tax-free stock for stock exchange, whereby Fresh America will exchange approximately 5,685,826 shares of newly issued common stock for 100% of the capital stock of FreshPoint and will be accounted for as an reverse acquisition with FreshPoint as the accounting acquirer. Upon completion of the merger, the Company's name will be FreshPoint America, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table presents the components of the consolidated statements of income as a percentage of net sales for the periods indicated:

                                           QUARTER ENDED       SIX MONTHS ENDED
                                         -----------------     -----------------
                                         JULY 2,    JULY 3,    JULY 2,    JULY 3,
                                          1999       1998       1999       1998
                                         -----      -----      -----      -----

Net sales ...........................    100.0%     100.0%     100.0%     100.0%
Cost of goods sold ..................     87.8       89.1       87.6       89.1
                                         -----      -----      -----      -----
Gross profit ........................     12.2       10.9       12.4       10.9
Selling, general and
   administrative expenses ..........      9.9        8.5       10.2        8.7
Nonrecurring transaction costs ......      0.2       --          0.2        0.5
                                         -----      -----      -----      -----
Operating income ....................      2.1        2.4        2.0        1.7
Other income (expense) ..............     (0.7)      (0.4)      (0.6)      (0.4)
                                         -----      -----      -----      -----
Income before income taxes ..........      1.4        2.0        1.4        1.3
Provision for income taxes ..........      0.8        0.8        0.7        0.5
                                         -----      -----      -----      -----
Net income ..........................      0.6%       1.2%       0.7%       0.8%
                                         =====      =====      =====      =====

COMPARISON OF QUARTER ENDED JULY 2, 1999 TO QUARTER ENDED JULY 3, 1998

      The Company's quarters ended July 2, 1999 and July 3, 1998 each include 13 weeks.

      NET SALES. Net sales increased $34.5 million, or 21.6%, to $194.1 million in the second quarter of 1999 from $159.6 million in the second quarter of 1998. Such increase was primarily due to acquisitions made subsequent to the second quarter of 1998. Sam's, the Company's largest customer, represented 30.1% of net sales in the second quarter of 1999 compared to 37.7% in the second quarter of 1998.

      COST OF SALES. Cost of sales increased $28.3 million, or 19.9% to $170.4 million in the second quarter of 1999 from $142.2 million in the second quarter of 1998, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of sales decreased to 87.8% from 89.1%, which in turn increased the Company's gross profit percentage to 12.2% from 10.9%. The increase in gross profit percentage is primarily due to acquisitions made subsequent to the second quarter of 1998, which included retail/wholesale, value-added and foodservice companies that have historically contributed higher gross profit percentages than the Company's already existing operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $5.9 million, or 43.6% to $19.5 million in the second quarter of 1999 from $13.6 million in the second quarter of 1998. The increase is primarily due to SG&A expenses related to acquired businesses. Included in SG&A in the second quarter of 1999 are transaction expenses of $0.5 million related to the pending merger with FreshPoint as discussed further in Note 7 to the accompanying unaudited consolidated financial statements.

      OPERATING INCOME. As a result of the foregoing factors, which include transaction costs of $0.5 million in the second quarter of 1999, operating income increased by $0.3 million, or 8.3%, to $4.1 million in the second quarter of 1999 from $3.8 million in the second quarter of 1998. The following table summarizes the effect of the transaction costs on operating income in the comparable periods (in thousands):

                                              QUARTER ENDED
                                 ----------------------------------------
                                 JULY 2,    % OF       JULY 3,     % OF
                                  1999    Net sales     1998     net sales
                                 -------   -------     -------    -------

Operating income as reported     $4,143        2.1%     $3,826        2.4%
Transaction costs ..........        465        0.2        --         --
                                 ------     ------      ------     ------
Operating income before
   transaction costs .......     $4,608        2.3%     $3,826        2.4%
                                 ======     ======      ======     ======

      OTHER INCOME (EXPENSE). Interest expense increased $0.7 million to $1.3 million in the second quarter of 1999 from $0.6 million in the second quarter of 1998 due to increased borrowings to help finance acquisitions that were made subsequent to the second quarter of 1998.

      PROVISION FOR INCOME TAXES. The effective tax rate was 55.6% in the second quarter of 1999 compared to 39.1 % in the second quarter of 1998 due to merger costs incurred and the increase in goodwill related to certain acquisitions made subsequent to the second quarter of 1998, both of which are non-deductible for tax purposes.

      NET INCOME. As a result of the foregoing factors, net income decreased $0.7 million or 36.1%, to $1.3 million in the second quarter of 1999 compared to $2.0 million in the second quarter of 1998. The following table summarizes the effect of the transaction costs on the net income and earnings per share in the comparable periods (in thousands):

                                             QUARTER ENDED
                                        -----------------------
                                          JULY 2,        JULY 3,
                                           1999          1998
                                        ---------     ---------

Net income as reported ............     $   1,253     $   1,960
  transaction costs, net of tax ...           594          --
                                        ---------     ---------
Net income before effect of
  transaction costs ...............     $   1,847     $   1,960
                                        =========     =========

Earning per share as reported:
     Basic ........................     $    0.24     $    0.41
     Diluted ......................     $    0.23     $    0.40

Effect of transaction costs:
    Basic .........................     $    0.11     $    --
    Diluted .......................     $    0.10     $    --


Earnings per share before effect of
  transaction costs:
    Basic .........................     $    0.35     $    0.41
    Diluted .......................     $    0.33     $    0.40

COMPARISON OF SIX MONTHS ENDED JULY 2, 1999 TO SIX MONTHS ENDED JULY 3, 1998

      NET SALES. Net sales increased $74.9 million, or 25.6%, to $367.5 million in the first six months of 1999 from $292.6 million in the first six months of 1998. Such increase was primarily due to acquisitions made during or subsequent to the first six months of 1998. As a percentage of net sales, Sam's represented 28.7% in the first six months of 1999 compared to 39.4% in the first six months of 1998.

      COST OF SALES. Cost of sales increased $61.2 million, or 23.5% to $321.8 million in the first six months of 1999 from $260.6 million in the first six months of 1998, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of sales decreased to 87.6% from 89.1%, which in turn increased the Company's gross profit percentage to 12.4% from 10.9%. The increase in gross profit percentage is primarily due to acquisitions made subsequent to the first six months of 1998, which included retail/wholesale, value-added and foodservice companies that have historically contributed higher gross profit percentages than the Company's already existing operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $11.3 million, or 42.0% to $38.3 million in the first six months of 1999 from $30.0 million in the first six months of 1998. The increase is primarily due to SG&A expenses related to acquired businesses. Included in SG&A in the first six months of 1999 are transaction expenses of $0.8 million related to the pending merger with FreshPoint as discussed further in Note 7 to the accompanying unaudited financial statements. Included in 1998 are transaction costs of $1.4 million related to the acquisition of OTF.

      OPERATING INCOME. As a result of the foregoing factors, which include transaction costs of $0.8 million and $1.4 million in the first six months of 1999 and 1998, respectively, operating income increased by $2.4 million, or 48.0%, to $7.4 million in the first six months of 1999 from $5.0 million in the first six months of 1998. The following table summarizes the effect of the transaction costs on operating income in the comparable periods (in thousands):

                                                  SIX MONTHS ENDED
                                      ----------------------------------------
                                      JULY 2,     % OF       JULY 3,     % OF
                                       1999     NET SALES     1998     NET SALES
                                      ------     ------      ------     ------

Operating income as reported .....    $7,393        2.0%     $4,996        1.7%
Transaction costs ................       808        0.2       1,395        0.5
                                      ------     ------      ------     ------
Operating income before
   transaction costs .............    $8,201        2.2%     $6,391        2.2%
                                      ======     ======      ======     ======

    OTHER INCOME (EXPENSE). Interest expense increased $1.5 million to $2.6 million in the first six months of 1999 from $ 1.0 million in the first six months of 1998 due to increased borrowings to help finance acquisitions that were made subsequent to the first six months of 1998.

      PROVISION FOR INCOME TAXES. The effective tax rate was 51.4% in the first six months of 1999 compared to 37.8 % in the first six months of 1998. The increase is due to three factors, one of which is a significant increase in earnings in the Company's Canadian operations in the first six months of 1999 versus the same period in 1998. Secondly, there has been an increase in non-deductible goodwill due to certain acquisitions made since the first six months of 1998. Finally, the Company has incurred significant costs related to the aforementioned merger which are not deductible for tax purposes.

      NET INCOME. As a result of the foregoing factors, net income remained relatively consistent between the two periods. The following table summarizes the effect of the transaction costs on the net income and earnings per share in the comparable periods (in thousands):

                                            SIX MONTHS ENDED
                                        -----------------------
                                         JULY 2,       JULY 3,
                                           1999          1998
                                        ---------     ---------

Net income as reported ............     $   2,434     $   2,414
Transaction costs,
    net of tax benefit in 1998.....           808           789
                                        ---------     ---------
Net income before effect of
    transaction costs .............     $   3,242     $   3,203
                                        =========     =========

Earning per share as reported:
      Basic .......................     $    0.46     $    0.51
      Diluted .....................     $    0.44     $    0.49

Effect of transaction costs:
      Basic .......................     $    0.16     $    0.16
      Diluted .....................     $    0.15     $    0.16

Earnings per share before effect of
    transaction costs:
      Basic .......................     $    0.62     $    0.67
      Diluted .....................     $    0.59     $    0.65


LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $7.7 million for the first six months of 1999 compared to $4.2 million in the first six months of 1998.

      Cash used in investing activities decreased $3.4 million to $5.4 million in the first six months of 1999 from $8.8 million in the first six months of 1998. The decrease from the prior year is due primarily to the acquisition of Francisco during the first six months of 1998. Cash used in financing activities was $2.4 million in the first six months of 1999 compared to cash provided of $2.1 million in the first six months of 1998. The decrease in cash flows from financing activities compared to the prior year is primarily due to borrowings used to finance the cash portion of the Francisco acquisition in 1998 and the use of funds for contingent payments during 1999 (see Note 3 of notes to unaudited consolidated financial statements).

      At July 2, 1999, the Company had working capital of $15.6 million compared to $28.5 million at January 1, 1999. The decrease in working capital is due to the classification of the borrowings under the Company's Revolver as a current liability at July 2, 1999 as discussed in Note 4 to unaudited consolidated financial statements. On February 2, 1998, the Company entered into a new $17 million revolving line of credit and bridge loan bank facility to be used for general corporate purposes, including acquisitions. In May 1998, the $5.0 million bridge loan portion of the facility was prepaid and the revolving line of credit was increased from $12 million to $15 million. On March 4, 1999, the Company amended the terms of the Revolver to increase the borrowing availability under the Revolver to $20 million. As of July 2, 1999, borrowings outstanding under the facility totaled $19.6 million. On July 23, 1999, the Revolver was further amended to: 1) increase the Company's borrowing availability to $25 million through September 30, 1999 and 2) relieve any borrowing base restrictions or reductions through

September 30, 1999. The Company also has revolving credit facilities of up to CDN $20 million ($13.4 million), through its Canadian subsidiaries. Such facilities have an outstanding balance of CDN $5.7 million ($3.9 million) as of July 2, 1999. In May 1998, the Company completed a $20 million, 12% subordinated debt financing that matures in May 2003 (see Note 4 of notes to unaudited consolidated financial statements).

      Management believes that the combination of cash generated from operating activities, availability under its bank lines of credit, the proceeds generated from its subordinated debt financing and the use of operating leases where appropriate is sufficient to meet its current needs for operations and near-term debt service requirements, subject to the matters set forth in the next paragraph. The Company intends to continue its expansion activities and most likely will require additional debt or equity capital to meet such requirements. The Company believes it has access to the capital markets and can also obtain additional credit from financial institutions in order to raise the capital necessary to fund such expansion activities. See "Outlook and Uncertainties" below.

      In connection with the proposed merger with FreshPoint, the Company must refinance most of the existing debt of the Company and FreshPoint. The Company has received a commitment letter from Bank of America National Trust and Savings Association for senior credit facilities for the combined company in an aggregate amount of $175 million. The senior credit facilities will be syndicated with Bank of America acting as agent. The Company has also received an agreement from John Hancock Mutual Life Insurance Company to restructure its existing $20 million senior subordinated notes and to purchase an additional $15 million, for a total of $35 million in senior subordinated notes. The commitments discussed above are contingent upon consummation of the merger. For additional information, see the Company's Proxy Statement dated July 22, 1999.

YEAR 2000

      The Year 2000 will have a broad impact on the business environment in which Fresh America operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. Due to its growth and expansion, Fresh America has been in the process of implementing a new enterprise-wide management information technology ("IT") system, which better meets its diverse and long-term needs. Fresh America has received assurances from the provider of the system that it meets requirements for Year 2000 compliance. As a result of the pending merger with FreshPoint, Fresh America has suspended further implementation of its system beyond the initial sites in which it has already been installed. Management believes that Fresh America can achieve its technology strategy quicker and with less additional cost by utilizing FreshPoint's current technology. The six sites affected by this suspension that had Year 2000 compliance issues, as well as the three sites scheduled for implementation in 2000, have reached agreement with their software vendors to upgrade their current systems for Year 2000 compliance. All such upgrades will be completed no later than October 1, 1999 at an immaterial cost. Fresh America has also reviewed its critical non-IT systems and has determined that none contain embedded technology that would lead to failure due to the Year 2000 issue.

      The nature of Fresh America's business is such that the business risks associated with the Year 2000 can be reduced by working closely with and assessing the vendors supplying Fresh America's produce. In addition, such business risks can be reduced by working with Fresh America's customers to ensure that they are aware of the Year 2000 business risks and are appropriately assessing and addressing them.

      Because third party failures could have a material impact on Fresh America's ability to conduct business, Fresh America has sent out questionnaires to all of Fresh America's significant suppliers, service providers and customers to obtain reasonable assurance that they have plans to address the Year 2000 issues within their companies. Fresh America will work individually with its most critical suppliers and service providers to insure their Year 2000 readiness. To the extent that suppliers and service providers do not provide Fresh America with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement suppliers and service providers by the end of the 1999 calendar year. Fresh America's most likely worst-case scenario would be delayed billings to customers and the inability of customers to order and pay on a timely basis.

      In addition, Fresh America has not identified any costs, whether internal or external, related to Fresh America addressing its Year 2000 issues which it considers to be material to its financial position or results of operations. However, unanticipated failures by critical suppliers or customers, as well as the failure by Fresh America to execute its own Year 2000 plan, could have a material adverse effect on the cost related to the Year 2000 issue.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      FOREIGN EXCHANGE RISK. Our Canadian operations are subject to foreign currency risk; however, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded to our consolidated shareholders' equity under accumulated comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denominated in the currency which is required to make payments.

      INTEREST RATE RISK. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate or the Eurodollar rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one-
      percentage point interest rate change on the outstanding balance of the variable rate debt as of July 2, 1999 would be immaterial.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON 8-K

      (a) Exhibits

          Exhibit 27.1 - Financial Data Schedule.

      (b) Reports on Form 8-K

          Form 8-K, filed on May 7, 1999, describing an agreement to merge with FreshPoint Holdings, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FRESH AMERICA CORP.
(Registrant)



 /s/ John Gray                                          Date:    AUGUST 13, 1999
     John Gray
     Executive Vice President and
     Chief Financial Officer