Form 10-Q
period 1999-10-01
FRESH AMERICA CORP
filed 1999-11-15
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE     SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended October 1, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 10, 1999 the Registrant had 5,241,051 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 17. Exhibit index on page 17.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   OCTOBER 1,   JANUARY 1,
                                                                                     1999          1999
                                                                                   ---------    ---------
                                                                                  (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ....................................................   $   2,684    $   1,171
  Accounts receivable, net .....................................................      50,800       80,674
  Advance to growers ...........................................................       2,464        2,238
  Inventories ..................................................................       7,744       11,450
  Prepaid expenses and other ...................................................       1,747        2,504
  Deferred income taxes ........................................................       2,938          338
  Income taxes receivable ......................................................       5,169          363
                                                                                   ---------    ---------
      Total current assets .....................................................      73,546       98,738

Property, plant and equipment, net .............................................      25,735       23,900
Notes receivable from shareholders .............................................         166          178
Goodwill, net of accumulated amortization of $3,125 and $1,557, ................      31,090       33,005
      respectively
Other assets ...................................................................       2,530        2,278
                                                                                   ---------    ---------
                                                                                   $ 133,067    $ 158,099
                                                                                   =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt ..........................   $  27,953    $  14,807
  Accounts payable .............................................................      31,154       51,979
  Accrued salaries and wages ...................................................       2,383        1,460
  Other accrued expenses .......................................................       5,291        2,018
                                                                                   ---------    ---------
      Total current liabilities ................................................      66,781       70,264

Long-term debt, less current portion ...........................................      22,529       35,985
Deferred income taxes ..........................................................         934        1,070
Other liabilities ..............................................................         278          218
                                                                                   ---------    ---------
      Total liabilities ........................................................      90,522      107,537
                                                                                   ---------    ---------
Shareholders' Equity:
    Common stock $.01 par value. Authorized 10,000,000 shares;
          issued 5,241,051 and 5,202,511 respectively ..........................          52           52
    Additional paid-in capital .................................................      32,547       31,672
    Foreign currency translation adjustment ....................................        (226)        (345)
    Retained earnings ..........................................................      10,172       19,183
                                                                                   ---------    ---------
      Total shareholders' equity ...............................................      42,545       50,562
                                                                                   ---------    ---------
Commitments and contingencies
                                                                                   $ 133,067    $ 158,099
                                                                                   =========    =========

  The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 QUARTER ENDED             NINE MONTHS ENDED
                                               ----------------------    ----------------------
                                               OCTOBER 1,   OCTOBER 2,   OCTOBER 1,   OCTOBER 2,
                                                  1999         1998         1999         1998
                                               ---------    ---------    ---------    ---------
Net sales ..................................   $ 151,220    $ 140,259    $ 518,749    $ 432,864
Cost of sales ..............................     136,748      124,822      458,580      385,465
                                               ---------    ---------    ---------    ---------
            Gross profit ...................      14,472       15,437       60,169       47,399
                                               ---------    ---------    ---------    ---------
Selling, general and administrative expenses      16,513       12,745       50,518       36,242
Provision for bad debt .....................       3,982          143        4,385          599

Depreciation and amortization ..............       1,668          876        4,756        2,494
Disposition costs and write-offs on
    closed operations ......................       5,819         --          5,819         --
Transaction costs ..........................       3,042         --          3,850        1,395
Settlement of lawsuit ......................         600         --            600            0
                                               ---------    ---------    ---------    ---------
                                                  31,624       13,764       69,928       40,730
                                               ---------    ---------    ---------    ---------
           Operating income (loss) .........     (17,152)       1,673       (9,759)       6,669
                                               ---------    ---------    ---------    ---------
Other income (expense):
    Interest expense .......................      (1,579)        (814)      (4,159)      (1,848)
    Interest income ........................          76           94          187          178
    Other, net .............................        (108)          13          (24)        (152)
                                               ---------    ---------    ---------    ---------
                                                  (1,611)        (707)      (3,996)      (1,822)
                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes ..........     (18,763)         966      (13,755)       4,847
Provision (benefit)  for income taxes ......      (7,318)         377       (4,744)       1,844
                                               ---------    ---------    ---------    ---------
          Net income (loss) ................   $ (11,445)   $     589    $  (9,011)   $   3,003
                                               =========    =========    =========    =========
Earnings (loss) per share:
    Basic ..................................   $   (2.18)   $    0.12    $   (1.72)   $    0.62
                                               =========    =========    =========    =========
    Diluted ................................   $   (2.18)   $    0.11    $   (1.72)   $    0.59
                                               =========    =========    =========    =========

  The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                          --------------------
                                                                         OCTOBER 1,   OCTOBER 2,
                                                                            1999        1998
                                                                          --------    --------
Cash flows from operating activities:
    Net income (loss) .................................................   $ (9,011)   $  3,003
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ...............................      4,756       2,494
          Disposition costs and write-offs on closed operations .......      5,187        --
          Provision for bad debt ......................................      4,385         599
          Noncash transaction costs ...................................        340         519
          Deferred income taxes .......................................     (2,736)       (627)
          Other .......................................................        871         134
          Change in assets and liabilities, excluding the effects of acquisitions:
              Accounts receivable .....................................     25,990       1,673
              Advances to growers .....................................       (242)     (1,718)
              Inventories .............................................      3,819       1,577
              Prepaid expenses ........................................        759          19
              Other assets ............................................     (4,636)       (588)
              Accounts payable ........................................    (21,382)     (1,982)
              Accrued expenses and other liabilities ..................      3,721      (1,009)
                                                                          --------    --------
                   Total adjustments ..................................     20,832       1,091
                                                                          --------    --------
                   Net cash provided by operating activities ..........     11,821       4,094
                                                                          --------    --------
Cash flows from investing activities:
    Additions to property, plant and equipment, net ...................     (5,967)     (4,155)
    Cost of acquisitions, exclusive of cash acquired ..................     (2,628)    (11,200)
                                                                          --------    --------
                   Net cash used in investing activities ..............     (8,595)    (15,355)
                                                                          --------    --------
Cash flows from financing activities:
    Proceeds from revolving line of credit ............................     73,258      78,377
    Repayments of revolving line of credit ............................    (70,223)    (89,489)
    Proceeds from short-term indebtedness .............................         81       5,048
    Payments of short-term indebtedness ...............................     (3,690)     (5,184)
    Additions to long-term indebtedness ...............................        672      20,363
    Payments of long-term indebtedness ................................     (1,873)       (233)
    Net proceeds from exercise of employee stock options ..............         42         143
                                                                          --------    --------
                   Net cash provided by (used in) financing activities      (1,733)      9,025
                                                                          --------    --------
Effect of exchange rate changes on cash ...............................         20        (108)
                   Net increase (decrease) in cash and cash equivalents      1,513      (2,344)
Cash and cash equivalents at beginning of period ......................      1,171       2,725
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $  2,684    $    381
                                                                          --------    --------
Supplemental disclosures of cash flow information:
    Cash paid for interest ............................................   $  2,572    $    689
    Cash paid for income taxes ........................................   $  1,312    $  2,485

  The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Fresh America Corp. ("Fresh America", the "Company", "we", "us" or "our") is an integrated food distribution management company engaged in the procurement, processing, warehousing and delivery of fresh produce and other refrigerated perishable products. The Company was founded in 1989 and distributes throughout the United States and Canada through twenty-one distribution and processing facilities.

      UNAUDITED INTERIM FINANCIAL INFORMATION - The consolidated balance sheet as of October 1, 1999, the consolidated statements of income for the quarters and nine month periods ended October 1, 1999 and October 2, 1998, the consolidated statements of cashflow for the nine month periods ended October 1, 1999 and October 2, 1998, and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 1, 1999. The results for the periods ended October 1, 1999 and October 2, 1998 may not be indicative of operating results for the full year.

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

       FISCAL YEAR - The Company's fiscal year is a 52-week or 53-week period ending on the first Friday in January. The quarters ended October 1, 1999 and October 2, 1998 each consist of 13 weeks. The nine-month periods ended October 1, 1999 and October 2, 1998 each consist of 39 weeks.

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

      In August 1995, the Company entered into a five-year distribution agreement (the "Agreement") with Sam's Club. The Agreement, which began on December 1, 1995, replaced the Company's previously existing license agreement with Sam's Club which expired on November 30, 1995. Under the terms of the Agreement, the Company expanded its distribution arrangement with Sam's into specified exclusive new territories approximately doubling the number of Sam's clubs serviced by the Company. The Agreement expires on November 20, 2000. For further information, see Note 2 to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

      Each year since 1997, Sam's has elected to exercise its existing option under the Agreement to distribute produce directly with respect to 40 clubs, thereby reducing the number of clubs to which the Company distributes. Accordingly, the Company has conducted its operations assuming that Sam's will continue to withdraw 40 clubs in the year 2000.

NOTE 3.  ACQUISITIONS.

      On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based in Norwalk, California. The acquisition was accounted for using the purchase method of accounting. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share based on the market value of the stock at the time of the transaction, and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of the business of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments were recorded as a liability and were payable in cash, common stock or a combination of cash and common stock. In January 1999, the Company paid $1.0 million in satisfaction of the minimum amount due for the contingent payment related to fiscal 1998. The payment was made in the form of $.5 million cash and issuance of 35,540 shares of common stock valued at $14.07 per share. The remaining 1998 contingent payment of $5.3 million was paid in cash in the second quarter of 1999.

      On March 4, 1998, the Company acquired Ontario Tree Fruits Limited and its affiliated companies (collectively, "OTF") in a stock-for-stock transaction accounted for using the pooling method of accounting. In connection with the acquisition, the Company incurred transaction costs of approximately $1.4 million, which were expensed in the first quarter of 1998. The transaction costs included approximately $942,000 of non-cash expenses ($519,000, net of tax) related to the issuance of 52,342 shares (which were included in the total 609,713 shares issued) of the Company's common stock to the financial advisors of OTF.

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

      The following unaudited pro forma financial information presents the combined results of operations of the Company as if all the 1998 acquisitions occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and such acquired entities constituted a single entity during such periods (in thousands, except per share amounts).

                                                 NINE MONTHS ENDED
                                              OCTOBER       OCTOBER
                                                1999          1998
                                              HISTORICAL    PRO FORMA

               Net sales                      $ 518,749     $ 590,604
               Net income (loss)              $ (9,011)     $   4,274
               Earnings  (loss)  per  share - $  (1,72)     $    0.82

NOTE  4.  DEBT.

      On February 2, 1998, the Company restructured its existing loan agreement with a major bank to provide a revolving line of credit ("Revolver") and a bridge loan totaling $17 million. The agreement has been amended several times, most recently as of October 31, 1999, which resulted in the Company having available borrowings under the Revolver of $22 million through November 15, 1999 with no borrowing base requirements. Subsequent to that date, the availability under the Revolver, if not further amended, will be $20 million and subject to borrowing base restrictions. The Revolver, which expires February 2, 2001, is subject to certain covenants and borrowing base requirements and is collateralized by accounts receivable and inventory of the Company and the capital stock of its U.S. subsidiaries. Outstanding principal amounts under the Revolver ($20.1 million outstanding as of October 1, 1999) accumulate interest at the bank prime rate plus 1% ( 9.25% as of October 1, 1999), or at the Company's election, the eurodollar rate plus 2.75% (8.06% as of October 1, 1999). The effective interest rate at October 1, 1999 was 9.25%.

      At October 1, 1999, the Company was not in compliance with the financial covenants in the loan agreement. While the Company obtained a waiver from the lender for these instances of noncompliance for the third quarter of fiscal 1999 (which is effective through November 15, 1999), the waiver was not sufficient for the related debt to be classified as a noncurrent liability in the accompanying consolidated balance sheet. No assurance can be given that the Company will reach an agreement with the bank by November 15, 1999 (or that the bank will extend such date) or what action the bank will take if no such agreement is reached.

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

      Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20 million ($13.6 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrue at U.S. base rate plus 0.75% ( 9.0% at October 1, 1999) or Canadian prime plus 0.75% (7.25%), depending on the denomination of the borrowings.

NOTE 5. COMPREHENSIVE INCOME.

      The following table reconciles the Company's net income to its comprehensive income (in thousands):

                                                QUARTER ENDED        NINE MONTHS ENDED
                                            --------------------    --------------------
                                            OCTOBER     OCTOBER      OCTOBER    OCTOBER
                                              1999        1998        1999        1998
                                            --------    --------    --------    --------
Net income (loss) .......................   $(11,445)   $    589    $ (9,011)   $  3,003
Other comprehensive income (loss)-foreign
    currency translation adjustments ....        (31)         (3)        119         (98)

Comprehensive income (loss) .............   $(11,476)   $    586    $ (8,892)   $  2,905

NOTE 6. EARNINGS PER SHARE.

      Shares used in calculating basic and diluted EPS are as follows (in thousands):

                                                                      QUARTER ENDED                NINE MONTHS ENDED
                                                               ---------------------------   ---------------------------
                                                                OCTOBER 1,     OCTOBER 2,     OCTOBER 1,     OCTOBER 2,
                                                                   1999           1998           1999           1998
                                                               ------------   ------------   ------------   ------------
Weighted average common shares
     outstanding - basic ...................................          5,241          5,020          5,240          4,846
Dilutive securities:
     Common stock options ..................................           --              126           --              168
     Contingent shares related to acquisitions .............           --              184           --               79

Weighted average common shares outstanding -
     diluted basis .........................................          5,241          5,330          5,240          5,093
                                                               ------------   ------------   ------------   ------------

      Options and warrants to purchase approximately 529 thousand and 227 thousand shares of common stock respectively, were outstanding during the three and nine month periods ended October 1, 1999 and October 2, 1998, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

      In calculating diluted earnings per share for the quarter and nine-month period ended October 2, 1998, $30 thousand and $45 thousand, respectively, were added back to net income in connection with assumed conversion of indebtedness related to certain contingent shares.


NOTE 7.  PROVISION FOR BAD DEBT.

      The Company has provided for bad debts 1,417,000 and 1,772,000 during the third quarter of 1999 related to direct Food Service operations that have been closed or sold and certain distribution agreements, respectively.

NOTE 8.  DISPOSITION COSTS AND WRITE-OFFS ON CLOSED OPERATIONS.

      In the third quarter of 1999, the Company decided to close or sell several of its foodservice operations, located in Los Angeles and San Francisco, California, Orlando, Florida, Atlanta, Georgia and Austin and San Antonio, Texas. The operations in Orlando, Los Angeles and Atlanta were closed during the third quarter, while San Antonio and San Francisco were closed in October 1999. The Austin operation was sold in November 1999. As a result of the above transactions, the Company wrote off $4,619,000 in goodwill, wrote down the carrying value or incurred losses on the sale of property and equipment of $568,000, incurred shut down costs of $632,000.

NOTE 9.  TERMINATION OF  MERGER.

      On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint Holdings, Inc. ("FreshPoint") entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. Effective September 30, 1999, the agreement was terminated by the Company and FreshPoint. The Company and FreshPoint have each agreed to pay their respective expenses in connection with the contemplated transaction. The Company incurred expenses of $3,042,000 and $3,850,000 in the quarter and nine month periods ended October 1, 1999. The expenses consisted primarily of legal and professional fees, severance and stay-to-close incentives associated with planned reductions in work force. No other fees are due by either party.

NOTE 10. SETTLEMENT OF LAWSUIT.

      In the third quarter of 1999, the Company recorded a charge related to the settlement of a lawsuit which, including legal costs, amounted to $600,000. The lawsuit involved a dispute over the Company's alleged improper solicitation of employees while starting up a new business in 1998. Management believes it was in the Company's best interests to settle the issue and avoid further legal costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table presents the components of the consolidated statements of income as a percentage of net sales for the periods indicated:

                                                       QUARTER ENDED                   NINE MONTHS ENDED
                                               -----------------------------     -----------------------------
                                                OCTOBER 1,       OCTOBER 2,       OCTOBER 1,        OCTOBER 2,
                                                   1999             1998            1999              1998
                                               ------------     ------------     ------------     ------------
Net sales ..................................            100%             100%             100%             100%
Cost of sales ..............................           90.4             89.0             88.4             89.0
                                               ------------     ------------     ------------     ------------
            Gross profit ...................            9.6             11.0             11.6             11.0

Selling, general and administrative expenses           10.9              9.1              9.7              8.4
Provision for bad debt .....................            2.6              0.1              0.8              0.1
Depreciation and amortization ..............            1.1              0.6              0.9              0.6
Disposition costs and write-offs on
    closed operations ......................            3.8             --                1.2             --
Transaction costs ..........................            2.1             --                0.7              0.4
Settlement of lawsuit ......................            0.4             --                0.1             --
                                               ------------     ------------     ------------     ------------
                                                       20.9              9.8             13.4              9.5
                                               ------------     ------------     ------------     ------------
Operating income (loss) ....................          (11.3)             1.2             (1.8)             1.5
Other, net .................................           (1.1)            (0.5)            (0.8)            (0.4)
                                               ------------     ------------     ------------     ------------
Income (loss) before income taxes ..........          (12.4)             0.7             (2.6)             1.1
Provision (benefit)  for income taxes ......           (4.8)             0.3             (0.9)             0.4
                                               ------------     ------------     ------------     ------------
Net income (loss)...........................           (7.6%)            0.4%            (1.7%)            0.7%
                                               ------------     ------------     ------------     ------------

COMPARISON OF QUARTER ENDED OCTOBER 1, 1999 TO QUARTER ENDED OCTOBER 2, 1998

      NET SALES. Net sales increased $10.9 million, or 7.8%, to $151.2 million in the third quarter of 1999 from $140.3 million in the third quarter of 1998. Revenue from companies acquired during or subsequent to third quarter of 1998 increased by $32.6 million. This increase was offset by a decrease of $9.5 million in operations that were closed or designated to be closed during the third quarter of 1999 and the effect of weak commodity pricing during the summer months as further described below. Sam's, the Company's largest customer, represented 34.7% of net sales in the third quarter of 1999 compared to 39.0% in the third quarter of 1998.

      COST OF SALES. Cost of sales increased $11.9 million, or 9.6% to $136.7 million in the third quarter of 1999 from $124.8 million in the third quarter of 1998, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of sales increased to 90.4% from 89.0%, which in turn decreased the Company's gross profit percentage to 9.6% from 11.0%. The Company's gross profit was negatively affected by weak commodity markets in the industry on such summer staples as onions, melons and bananas as well as the unavailability of citrus product associated with last winter's freeze.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") expenses increased by $3.8 million, or 29.6% to $16.5 million in the third quarter of 1999 from $12.7 million in the third quarter of 1998. The increase is primarily due to $5.0 million of SG&A expenses related to acquired companies offset by reductions in SG&A of $0.9 million related to closed operations.

      PROVISION FOR BAD DEBT. The Company's provision for bad debt increased $3.9 million to $4.0 million in the third quarter of 1999 from $0.1 million in the third quarter of 1998. In the third quarter of 1999, the Company recorded an additional provision for bad debt amounting to $1.4 million related to the closure or sale of five of its foodservice operations. The Company also recorded charges totaling $1.8 million related to certain distribution agreements.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.8 million, or 90.4% to $1.7 million in the third quarter of 1999 from $0.9 million in the third quarter of 1998. The increase was primarily due to goodwill amortization related to acquisitions made subsequent to or during the third quarter of 1998 and increased depreciation related to the Company's computer system that was implemented in its core operations in October 1998.

      DISPOSITION COSTS AND WRITE-OFFS ON CLOSED OPERATIONS. In the third quarter of 1999, the Company decided to close or sell several of its foodservice operations, located in Los Angeles and San Francisco, California, Orlando, Florida, Atlanta, Georgia and Austin and San Antonio, Texas. The operations in Orlando, Los Angeles and Atlanta were closed during the third quarter, while San Antonio and San Francisco were closed in October 1999. The Austin operation was sold in November 1999. As a result of the above transactions, the Company wrote off $4,619,000 in goodwill, wrote down the carrying value or incurred losses on the sale of property and equipment of $568,000 and incurred shut down costs of $632,000.

      TRANSACTION COSTS. On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint Holdings, Inc. ("FreshPoint") entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. On September 30, 1999, the agreement was terminated by the Company and FreshPoint. The Company and FreshPoint have each agreed to pay their respective expenses in connection with the contemplated transaction. During the third quarter of 1999, the Company recorded expenses of $3,042,000, which consisted primarily professional fees, severance and stay-to-close incentives associated with planned reductions in work force. The nine months ended 1998 include $1.4 million in transaction costs related to the acquisition of OTF.

      SETTLEMENT OF LAWSUIT. In the third quarter of 1999, the Company settled a lawsuit, which, including legal costs, amounted to $600,000. The lawsuit involved a dispute over the Company's alleged improper solicitation of employees while starting up a new business in 1998. Management believes it was in the Company's best interests to settle the issue and avoid further legal costs.

      OPERATING INCOME (LOSS). As a result of the foregoing factors, the Company incurred an operating loss of $17.2 million in the third quarter of 1999 compared to operating income of $1.7 million in the third quarter of 1998.

      OTHER INCOME (EXPENSE). Interest expense increased $0.8 million to $1.6 million in the third quarter of 1999 from $0.8 million in the third quarter of 1998 due to increased borrowings to help finance acquisitions that were made subsequent to the third quarter of 1998.

      NET INCOME (LOSS). As a result of the foregoing factors, the Company incurred a net loss of $11.4 million in the third quarter of 1999 compared to net income of $0.6 million in the third quarter of 1998.

COMPARISON OF NINE MONTHS ENDED OCTOBER 1, 1999 TO NINE MONTHS ENDED OCTOBER 2, 1998

      NET SALES. Net sales increased $85.8 million, or 19.8%, to $518.7 million in the first nine months of 1999 from $432.9 million in the first nine months of 1998. Such increase was primarily attributable to acquisitions made during or subsequent to the third quarter of 1999. This increase was somewhat offset by weak commodity prices during the summer months as further described below. Sam's, the Company's largest customer, represented 30.5% of net sales in the first nine months of 1999 compared to 39.2% in the first nine months of 1998.

      COST OF SALES. Cost of sales increased $73.1 million, or 19.0% to $458.6 million in the first nine months of 1999 from $385.5 million in the first nine months of 1998, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of sales decreased to 88.4% from 89.0%, which in turn increased the Company's gross profit percentage to 11.6% from 11.0%. The increase in gross profit percentage is primarily due to the acquisitions made during or subsequent to the first nine months of 1998, which included retail/wholesale and value-added companies that have historically contributed higher gross profit percentages than the Company's already existing operations. This increase was offset significantly in the third quarter by weak commodity markets in the industry on such summer staples as onions, melons and bananas as well as the unavailability of citrus product associated with last winter's freeze. The impact of the third quarter of 1999 is evidenced by the Company's gross profit of 9.6% for the quarter compared to 12.4% for the first six months of 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses expenses increased by $14.3 million, or 39.4% to $50.5 million in the first nine months of 1999 from $36.2 million in the first nine months of 1998. The increase is primarily due to $14.7 million of SG&A expenses related to related to acquired companies.

      PROVISION FOR BAD DEBT. The Company's provision for bad debt increased $3.8 million to $4.4 million in the first nine months of 1999 from $0.6 million in the first nine months of 1998. In the first nine months of 1999, the Company recorded an additional provision for bad debt amounting to $1.4 million related to the closure or sale of five of its foodservice operations. The Company also recorded charges totaling $1.8 million related to certain distribution agreements.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.3 million, or 90.7% to $4.8 million in the first nine months of 1999 from $2.5 million in the first nine months of 1998. The increase was primarily due to goodwill amortization related to acquisitions made subsequent to or during the first nine months of 1998 and increased depreciation related to the Company's computer system that was implemented in its core operations in October 1998.

      DISPOSITION COSTS AND WRITE-OFFS ON CLOSED OPERATIONS. In the third quarter of 1999, the Company decided to close or sell several of its foodservice operations, located in Los Angeles and San Francisco,

California, Orlando, Florida, Atlanta, Georgia and Austin and San Antonio, Texas. The operations in Orlando, Los Angeles and Atlanta were closed during the third quarter, while San Antonio and San Francisco were closed in October 1999. The Austin operation was sold in November 1999. As a result of the above transactions, the Company wrote off $4,619,000 in goodwill, wrote down the carrying value or incurred losses on the sale of property and equipment of $568,000 and incurred shut down costs of $632,000.

      TRANSACTION COSTS. On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. Effective September 30, 1999, the agreement was terminated by the Company and FreshPoint. The Company and FreshPoint have each agreed to pay their respective expenses in connection with the contemplated transaction. During the first nine months of 1999, the Company recorded expenses of $3,850,000, which consisted primarily of legal and professional fees, severance and stay-to-close incentives associated with planned reductions in work force. The nine months ended 1998 include $1.4 million in transaction costs related to the acquisition of OTF.

      SETTLEMENT OF LAWSUIT. In the first nine months of 1999, the Company settled a lawsuit, which, including legal costs, amounted to $600,000. The lawsuit involved a dispute over the Company's alleged improper solicitation of employees while starting up a new business in 1998. Management believes it was in the Company's best interests to settle the issue and avoid further legal costs.

      OPERATING INCOME (LOSS). As a result of the foregoing factors, the Company incurred an operating loss of $9.8 million in the first nine months of 1999 compared to operating income of $6.7 million in the first nine months of 1998.

      OTHER INCOME (EXPENSE). Interest expense increased $2.3 million to $4.1 million in the first nine months of 1999 from $1.8 million in the first nine months of 1998 due to increased borrowings to help finance acquisitions that were made during or subsequent to the first nine months of 1998.

      NET INCOME (LOSS). As a result of the foregoing factors, the Company incurred a net loss of $9.0 million in the first nine months of 1999 compared to net income of $3.0 million in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $11.8 million for the first nine months of 1999 compared to $4.1 million in the first nine months of 1998.

      Cash used in investing activities decreased $6.8 million to $8.6 million in the first nine months of 1999 from $15.4 million in the first nine months of 1998. The decrease from the prior year is due primarily to the acquisition of Francisco during the first nine months of 1998. Cash used in financing activities was $1.7 million in the first nine months of 1999 compared to cash provided of $9.0 million in the first nine months of 1998. The decrease in cash flows from financing activities compared to the prior year is primarily due to borrowings used to finance the cash portion of the Francisco acquisition in 1998 and the use of funds for earnout payments during 1999 (see Note 3 of notes to unaudited consolidated financial statements).

      At October 1, 1999, the Company had working capital of $6.8 million compared to $28.5 million at January 1, 1999. The decrease in working capital is primarily due to the classification of the borrowing under the Company's Revolver as a current liability since the end of its second quarter as discussed in Note 4 to unaudited consolidated financial statements. Additionally, substantial amounts of working capital were used to fund merger activities and fund the Company's operating loss in the third quarter of 1999.

      Late in 1998, the Company solicited and received a proposal to refinance its senior secured debt with a major bank to increase borrowing availability commensurate with the growth and size of the Company. At that time, the Company deferred acting upon such proposal due to the promising status of its negotiations to merge with FreshPoint. During 1999, the Company with the consent of its current lender, amended the existing credit facility throughout the time period of the pending merger. Such amendments were necessitated by the Company's non-compliance with the borrowing base formula and financial covenants that had been established in February 1998. Such noncompliance occurred at the end of the second and third quarters of 1999.

      The Company's amended secured senior revolving credit facility currently provides for borrowings of up to $22 million and is not subject to borrowing base restrictions nor financial covenants. As of October 1, 1999, borrowings outstanding under the revolving credit facility were $20.1 million. As consideration for the waivers granted under the current amendment, the Company's interest rates are the bank prime rate plus 1% or at the Company's election, the eurodollar rate plus 2.75%. The current amendment to the credit facility expires on November 15, 1999. No assurance can be given that the Company will reach an agreement with the bank by November 15, 1999 (or that the bank will agree to extend such date) or what action the bank will take if no such agreement is reached.

      The Company is currently finalizing with the bank an amendment to the credit agreement to provide for borrowings of up to $22 million without any borrowing base requirements and to waive compliance with the financial covenants through the first quarter of 2000, as well as granting the bank a security interest in additional collateral.

      In addition to the Company's revolving credit facility, the Company's Canadian subsidiaries have revolving credit facilities of up to CDN $20 million ($13.6 million). The Canadian facilities had an outstanding balance of CDN $5.0 million ($3.4 million) as of October 1, 1999. The Company also has a $20 million, 12% subordinated debt financing with a national insurance company. The notes have a final maturity in May 2003 with principal payments of approximately $6.7 million due in May 2001 and May 2002 (see Note 4 of notes to unaudited consolidated financial statements).

      Management believes that the combination of cash generated from ongoing operating activities, realization of recent reductions in overhead, proceeds from the sale of unprofitable smaller facilities and non-core assets and availability under its bank lines of credit is sufficient to meet its current needs for operations and near-term debt service requirements.

      The Company will also seek to arrange refinancing for at least a substantial portion of its bank line over the next several months. While there can be no assurances as to the availability of longer-term debt financing, the management believes that a refinancing can be arranged either with its current lenders or from other financial institutions. Such refinancing will most likely be at a higher interest cost than its current average interest cost. See "Outlook and Uncertainties" below.

YEAR 2000

      The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. Due to its growth and expansion, the Company has been in the process of implementing at designated sites a new enterprise-wide management information technology ("IT") system, which better meets its diverse and long-term needs. The implementation for the designated sites has been completed, and the Company has received assurances from the provider of the system that it meets requirements for Year 2000 compliance. An independent external certification organization has certified the system after testing all of the significant Year 2000 issues. Regarding the Company locations where this system has not been implemented, the systems currently in use have been upgraded for Year 2000 compliance and have been tested and certified by the individual software vendors. The Company has also reviewed its critical non-IT systems and has determined that none contain embedded technology that would lead to failure due to the Year 2000 issue.

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

      Because third party failures could have a material impact on the Company's ability to conduct business, the Company has sent out questionnaires to all of the Company's significant suppliers, service providers and customers and has obtained reasonable assurance that they have addressed the Year 2000 issues within their companies. Management does not believe that it will have difficulty in obtaining alternative produce suppliers or service providers in the event that one of its suppliers has unforeseen difficulties. The Company's most likely worst-case scenario would be delayed billings to customers and the inability of customers to order and pay on a timely basis.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      FOREIGN EXCHANGE RISK. Our Canadian operations are subject to foreign currency risk; however, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded in our consolidated shareholders' equity as accumulated other comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denominated in the currency which is required to make payments.

      INTEREST RATE RISK. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate or the Eurodollar rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of October 1, 1999 would be immaterial.

      COMMODITY PRICING RISK. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

OUTLOOK AND UNCERTAINTIES

                  Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its business strategy and successfully integrate acquired operations, dependence on its primary customer, significant competition, general economic and market conditions, the availability and cost of borrowed funds and limitations arising from the Company's indebtedness, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, a copy of which may be obtained from the Company upon request.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The 1999 Annual Meeting of shareholders was held on August 27, 1999. At the meeting, the following proposals were voted upon by the shareholders:

1. Election of Lawrence V. Jackson to serve as a Class II director for a three-year term expiring at the 2002 annual meeting. The terms of Thomas
      M. Hubbard and Sheldon I. Stein will expire at the 2000 meeting and the terms of David I. Sheinfeld and Colon Washburn will expire at the 2001 meeting;
2. Approval of the agreement and plan of merger dated as of May 3, 1999 relating to the merger of the Company with FreshPoint Holdings, Inc.;
3. Approval of the charter amendment changing the Company's name to "FreshPoint America, Inc.," increasing the number of authorized shares of Fresh America common stock from 10,000,000 to 50,000,000, and expanding the Fresh America Board of Directors from a six-member board to an eleven-member board;
4. Approval of the amendment to the Fresh America Corp. 1996 Stock Option and Award Plan as amended and restated effective May 22, 1998 changing the name of the stock option plan to the "FreshPoint America, Inc. 1999 Stock Option and Award Plan" and increasing the number of shares issuable thereunder.

      Each of the above proposals were approved by the shareholders. No action was taken by the Company with respect to proposals 2 through 4 above due to the termination of the merger agreement with FreshPoint (see Note 9 to the notes to the accompanying unaudited financial statements).

      The results of the vote were as follows: Proposal 1, 4,790,927 for, and 157,397 abstain; Proposal 2, 3,938,578 for, 65,575 against, and 8,070 abstain; Proposal 3, 3,774,137 for, 250,881 against, and 11,895 abstain; and Proposal 4, 3,566,668 for, 414,103 against, and 31,452 abstain.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

        (a)   Exhibits

              Exhibit 27.1 - Financial Data Schedule.

        (b)   Reports on Form 8-K

              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
(Registrant)

/S/ JOHN GRAY                                         Date:    NOVEMBER 12, 1999
John Gray
Executive Vice President and
Chief Financial Officer