Form 10-K
period 1999-12-31
FRESH AMERICA CORP
filed 2000-04-14
CIK 921614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 000-24124

                               FRESH AMERICA CORP.
                           6600 LBJ FREEWAY, SUITE 180
                                 DALLAS, TX 75240
                                 (972) 774-0575

INCORPORATED IN:                                                    IRS EMPLOYER
TEXAS                                             IDENTIFICATION NO.: 76-0281274

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 Par Value          Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Based on the closing price reported on the Nasdaq National Market on March 24, 2000, the aggregate market value of common stock held by nonaffiliates of the registrant was approximately $20,974,000.

      The number of common shares outstanding of the registrant was 5,243,404 as of March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's proxy statement for the 2000 annual meeting of shareholders are incorporated in Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      Fresh America Corp. ("Fresh America", or the "Company", "we", "us", or "our") provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses. Additional services such as "just-in-time" inventory planning, system integration and customer support are also provided as areas of unique specialization. Because of the perishable nature of fresh fruits and vegetables, distribution requires specialists such as Fresh America that can maintain the "cold chain" of distribution to ensure safety, quality and yield for the wide variety of products available in today's marketplace. As one of the largest distributors of fresh produce in North America, the Company serves over 4,000 customers in 42 states and Canada through 16 distribution and processing facilities located in Arizona, California, Florida, Georgia, Illinois, Indiana, Pennsylvania, Texas and Ontario, Canada.

      The Company was founded in 1989 and commenced operations by delivering produce to one Sam's Club ("Sam's" or "Clubs"), a division of Wal-Mart Stores, Inc. The success of the initial venture in Houston, Texas allowed the Company to rapidly expand its relationship with Sam's and provide produce for 375 Sam's Clubs in the Midwest, Northeast, Southeast and Southwest at the peak of the distribution agreement. Pursuant to the terms of the agreement, Sam's has withdrawn 40 Clubs per year from service since 1997 as Wal-Mart or Sam's distribution centers opened to provide direct service to Wal-Mart Supercenters and/or Sam's Clubs. Currently, the Company services 238 Sam's in the Midwest, Northeast and Southwest. The Sam's distribution agreement expires on November 30, 2000 and is not being renewed. See the following discussion in this section under "Sam's Club" for further information on the Sam's distribution agreement.

      With the Sam's agreement set to expire on November 30, 2000, the Company began in 1995 to implement a strategy that would attract new customers over a wider geographical area and diversify its customer base into other areas of produce distribution. In executing its strategy, the Company completed 16 acquisitions from 1995 through 1998 and added various customer alliances involving fresh produce procurement, warehousing, distribution and/or marketing. Through these acquisitions and new customer relationships, the Company expanded its cold chain distribution network to become national in scope, diversified its customer and supplier relationships and expanded its value-added processing capabilities.

      Also in accordance with its strategy to diversify and to enhance its national presence, the Company announced in May 1999 its intent to merge with Fresh Point Holdings, Inc. ("FreshPoint"), a Dallas-based produce distribution company approximately the same size as the Company with a primary emphasis on distributing to the food service industry. Concurrent with the merger process, the Company and the produce industry began to experience the effects of industry consolidation in the retail arena and the effect of changes in the sourcing and supply of product. During 1999, the Company experienced the following events: substantially lower commodity pricing on staple items such as onions, melons and bananas; the unavailability of certain products such as citrus fruits associated with the 1998-1999 winter freeze in California; underperformance of three of the Company's 1998 acquisitions located in the Southwest United States, all of which experienced weakness in various commodity markets that were key to their respective businesses; the loss of several broadline food service distributors and other customers as a result of the pending merger with Fresh Point; extensive Company resources dedicated to the proposed merger; and the inability of certain operations to attain the necessary margins required to maintain consistent profitability for the Company. As a result of the above events, the merger agreement with FreshPoint was terminated in October 1999.

      When the termination of the merger agreement became likely, the Company initiated the steps necessary (please see the caption "Strategy" below) to redirect its resources away from a capital intensive acquisition strategy to one that further enhances and better leverages its existing infrastructure while utilizing excess cash flow to reduce debt. The Company feels that these efforts will directly benefit ongoing operations in 2000 and help mitigate the pending loss of revenue and operating income when the Sam's distribution agreement expires.

      Subsequent to December 31, 1999, the Company entered into agreements with both a bank (the "Senior Lender") and an insurance company (the "Subordinated Lender") to restructure its borrowing facilities. Additionally, the Company's Subordinated Lender has entered into an agreement to purchase $5.0 million of 12% redeemable cumulative preferred stock of the Company. Such Subordinated Lender will also be receiving warrants to purchase approximately 7% of the Company's outstanding stock (on a fully diluted basis) at $3.25 per share. Funding of the preferred stock is scheduled to occur by the end of April, subject to a detailed purchase agreement satisfactory to such lender and the Company and certain other conditions. These actions significantly strengthen the Company's balance sheet as well as provide additional working capital to fund its operations and growth. In addition to the measures described above, the Company has engaged a major international bank as its exclusive financial advisor to raise additional capital through the private placement of equity and/or debt securities. See "Management's Discussion and Analysis - Liquidity and Capital Resources".

STRATEGY

      During much of 1999, the Company was under a definitive agreement to merge with FreshPoint. The merger would have doubled the size of the Company and strengthened its emerging position in specialty food service distribution while continuing its focus and success in retail and wholesale related distribution, including value-added services and program sales and distribution. Upon termination of the merger agreement, which became effective in October of 1999, the Company decided to divest most of its specialty food service operations due to insufficient local market presence and poor performance. The Company has evolved from a multi-channel provider of produce to one focused on areas of proven performance and success primarily in wholesale/retail sales and distribution. As a result, Fresh America is better positioned to leverage its existing capabilities and capitalize on the industry's current trends in such areas as retail consolidation, distribution consolidation, food safety, technology, global sourcing, branded produce and supply chain management.

       The Company is focused on leveraging the infrastructure of its existing businesses to further diversify and broaden its customer base, geographic coverage, market penetration and service offerings. Management has developed a number of important strategies considered key to the success of the business:
(i) adhere to its proven operating model requiring high food safety standards while providing quality products with high yields at reasonable prices, (ii) actively support and enhance customer and supplier relationships, (iii) maintain a low operating cost structure, (iv) utilize technology for competitive advantage, and (v) proactively pursue alliances and internal expansions.

      The Company intends to expand its value-added operations, particularly in the area of tomato repack, outsource relationships through national programs, import of specialty products and logistics services to both internal and external customers. The Company will also expand its use of technology to achieve enhanced supply chain management resulting in increased efficiency and value while reducing exposure to commodity price fluctuations. As the retail, food service and food distribution companies continue to consolidate and look for value beyond low prices, supply chain management will become an increasingly important component of the Company's national distribution capabilities. Continuing emphasis on food safety and the cold chain required for proper produce distribution align the Company well with national trends in consumption and government regulation.

      As the Company's customer base grows, the Company will seek strategic alliances with other companies that help fill any resulting gaps in its distribution network. In the near term, this will result in a slower, more controlled pace of growth than in prior years and allow more focus on leveraging the existing infrastructure and enhancing efficiencies in its current base of operations.

      On January 20, 2000, Fresh America announced a long-term joint venture agreement with Pacific Tomato Growers ("Pacific") to open two tomato ripening and repackaging facilities to be located in Palmetto, Florida and Tracey, California. Pacific is contributing the two facilities and equipment and the Company is contributing its operating expertise, distribution and marketing capabilities. Each party will contribute up to $100,000 of initial working capital with no further contributions anticipated at this time.

      After the termination of the Sam's agreement in November of 2000, the Company plans to continue operations from three of the five related distribution centers. Centers in Chicago, Illinois, Atlanta, Georgia and Dallas, Texas will provide needed capacity for internal expansion and program growth in these markets. The Company plans to exercise a clause to terminate its lease on a distribution center in Cincinnati, Ohio and sell the facility in Houston, Texas.

      Fresh America is moving its accounting and administrative functions that are currently located at the Houston, Texas facility to its executive offices in Dallas, Texas. The move is intended to enhance communication and effectiveness of the Company's corporate offices and better position the Houston facility for sale.

      Executing this strategy requires little or no additional capital for growth and allows operating cash flow to be used to reduce debt and strengthen the Company's balance sheet. In addition to its operating cash flow and the potential sale of the Houston facility, the Company expects a net operating loss carryback refund of approximately $3.6 million for Federal income taxes paid in 1998 and 1997, which will be used to reduce its bank debt.

ACQUISITIONS / DIVESTITURES

      During 1995 to 1998, the Company completed 16 acquisitions that greatly expanded its distribution and service capabilities while diversifying its customer base. Six of these acquisitions in the specialty food service business never achieved sufficient market presence and were closed or sold during the last six months of 1999. One of those operations (Tomahawk) that operated on the Atlanta, Georgia produce market relocated its remaining tomato repacking operation to the Company's Lawrenceville, Georgia facility that was primarily dedicated to providing produce under the Sam's distribution agreement. The tomato operation, coupled with expanding program distribution, lessened dependence on the Sam's business and positioned the Lawrenceville facility for continuing operations after this facility's remaining Sam's Clubs were withdrawn from service in December 1999.

In February of 2000, Allied-Perricone, Inc., formerly known as Sam Perricone Citrus Company ("Perricone"), closed its market operation in Los Angeles, California and continues to operate its brokerage business in Walnut Creek and Visalia, California.

The table below identifies the acquisitions, their primary area(s) of distribution and specialization and, where appropriate, the date divested:

DATE ACQUIRED                        COMPANY                           LOCATION              PRIMARY SERVICES(a)     DATE DIVESTED
-------------         ---------------------------------------    ----------------------      -------------------   -----------------
September 1995        Lone Star Produce, Inc.                    Austin, TX                          1             November 1999
November 1996         Produce Plus, Inc.b                        Houston, TX                         1
January 1997          Chef's Product Team                        Los Angeles, CA                     1             October 1999
March 1997            One More Tomato, Inc.b                     Houston, TX                         3
May 1997              Pittman Produce of Orlando, Inc.           Orlando, FL                         1             September 1999
August 1997           C. Kalil Fruit & Vegetable, Inc.b          Houston, TX                       1,2,3
September 1997        Bano Quality Produce, Inc.                 Baton Rouge, LA                    1,3            November 1999
December 1997         Premier Produce, Inc.                      San Antonio, TX                     1             October 1999
December 1997         Tomahawk Produce, Inc.                     Atlanta, GA                       1,2,3           September 1999
January 1998          Hereford Haven, Inc. d/b/a Martin Bros.    Dallas, TX                         2,3
February 1998         Francisco Distributing Co.                 Norwalk, CA                         2
March 1998            Ontario Tree Fruits Ltd. and Affiliates    Toronto, Ontario                    2
August 1998           Jos. Notarianni & Co.                      Scranton, PA                       2,3
October 1998          King's Onion House                         Phoenix, AZ                        2,3
October 1998          Thompson's Produce Company                 Pensacola, FL                      1,3
November 1998         Sam Perricone Citrus Company               Los Angeles, CA                     2             February 2000c

(a)  Primary Services: 1. Specialty Food Service; 2. Retail/Wholesale;
     3. Value-Added.

(b) Subsequent to their acquisition dates, these companies were integrated into one location in Houston, Texas in order to reduce costs and increase efficiencies.

(c) Perricone closed its market operation in Los Angeles, California and continues to operate its brokerage business in Walnut Creek and Visalia, California.

  For more information, see Note 3 to the accompanying consolidated financial statements.

NATURE OF BUSINESS

      The Company now focuses on providing produce and related products and services in four primary areas of specialization: programs, retail/wholesale, logistics and value-added processing and repacking. In 1999, the Company made a decision to reduce its presence in specialty food service by divesting six operations that lacked sufficient market presence and were underperforming. Within each of the aforementioned areas of specialization, the Company provides a broad array of services, which may include centralized purchasing, processing, repacking, warehousing, distribution, inventory planning, system integration and customer support. An expanded description of these areas of specialization follows.

      PROGRAMS. Due to the specialized handling requirements associated with fresh fruits and vegetables and Fresh America's integrated distribution network and related services, Fresh America is uniquely positioned to offer specialized services to various retail, wholesale and distribution companies. These services allow customers, such as Sam's Club, Dole Fresh Vegetables, Inc. and CKE Restaurants/MBM Corporation to outsource certain aspects of their fresh produce distribution function to Fresh America primarily for the purpose of eliminating the infrastructure required to perform those activities.

      In its program distribution business, the Company is typically compensated on a fee for service or a predetermined margin basis. For example, with respect to the Sam's Club program, the Company coordinates the purchase, transportation and consolidation of produce based on the requirements of each Sam's location. Fresh America purchases the produce and coordinates the shipment to one of its distribution centers where it is combined with other produce and shipped to the Sam's location by the Company's trucks or third-party carriers. For its services, the Company earns a predetermined margin in a cost-plus arrangement.

      RETAIL/WHOLESALE. The Company sells produce and provides distribution services to national and regional retail or wholesale accounts which include supermarkets, independent grocers and other purchasers of fresh produce and other food products. Fresh America provides a variety of services, which include procuring, repackaging, warehousing and distributing of fresh produce for these customers. The Company also imports specialty produce from various global sources including Italy, Spain, Morocco, Argentina, Chile and Mexico. Produce is generally distributed to central warehouses or, on a limited basis, directly to the retail location.

      VALUE-ADDED CAPABILITIES. The Company performs certain value-added functions for customers that complement the other services it provides. These functions include produce ripening and repackaging activities, the assembly and preparation of fruit baskets and party trays of precut vegetables and the processing and packing of various produce items. Certain operations employ highly specialized ripening, sorting and packing equipment designed to increase efficiency and decrease costs. The Company has expanded its position as one of the largest tomato ripeners and repackers in the United States with its recently announced joint venture with Pacific Tomato Growers. The joint venture will operate from Palmetto, Florida and Tracey, California, the primary tomato growing regions in the United States.

      LOGISTICS. In late 1999, the Company expanded its logistics management services, previously provided exclusively for Sam's, to both internal and external customers. The service currently operates 184 trucks weekly representing approximately 9,000 truck lanes a year. These services are targeted for customers that can provide weekly commitments on a consistent basis for a year round flat rate as well as customers that call randomly for load assistance on a flat percentage basis. Internal services are provided on an as-needed basis at combined rates less than available through other sources.

      SPECIALTY FOOD SERVICE. Food service customers include restaurants, hotels, schools, hospitals and other institutions. Produce is purchased by the Company and shipped to a number of customers. Distribution of produce to food service accounts generally requires a higher level of service, entailing as many as six deliveries a week. The Company is de-emphasizing this area of specialization in the future to better leverage the Company's strengths in the other areas. See Item 7 - Management's Discussion and Analysis of Financial Condition and Operating Results for further discussion.

      PRODUCTS. The Company provides and procures approximately 500 items in several product categories, including fresh produce, refrigerated prepackaged produce, and processed foods. Fresh produce includes staple items such as apples, lemons, lettuce, bananas, oranges, grapefruit, onions, tomatoes, potatoes and garlic, and seasonal items such as strawberries, blueberries, cherries, grapes, peaches, plums, avocados and watermelons. Refrigerated prepackaged produce includes chopped lettuce and presliced fruits and vegetables, including party trays of fresh, precut vegetables. Processed foods include prepackaged salads, prepared salads and a limited selection of salad dressings. The Company also provides certain specialty types of produce. For example, Francisco Distributing Co. ("Francisco") ships and repackages mangos, peppers and honey dew melons in the United States, while the Ontario Tree Fruits Ltd. group of companies ("OTF") imports various specialty items such as chestnuts, clementines and numerous other varieties of tree fruits.

      WAREHOUSE AND DISTRIBUTION. The Company conducts its operations out of 16 operating facilities located in Arizona, California, Florida, Georgia, Illinois, Indiana, Pennsylvania, Texas and Ontario, Canada. In addition, the Company maintains executive offices in Dallas, as well as an administrative and accounting office currently located in Houston, Texas. The Company is in the process of transitioning its accounting and administrative functions to its executive office in Dallas, Texas.

      Each distribution center employs between 20 and 200 employees, most of whom are involved in receiving and shipping, as well as driving the Company's transportation fleet. The distribution centers are designed for receiving, cold storage, sorting and shipping, and are positioned to allow the Company to distribute perishable products by truck to its customers throughout the respective regional geographical area. Fresh America has approximately 1 million square feet of warehousing and processing space.

      Fresh America's products are delivered from its distribution centers to customers utilizing Fresh America's fleet of leased and owned tractors, refrigerated trailers and refrigerated trucks, as well as third party trucking companies.

      PURCHASING. Fresh America employs purchasing agents in most of its operating locations who purchase produce directly from growers, shippers and grower cooperatives.

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

      In addition, the Company has a central buying department and logistics group located in Dallas to handle certain requirements of its program business, to purchase certain staple items common to all business units, to enhance its buying power and to manage transportation for certain customers.

      QUALITY CONTROL. The Company focuses on quality and freshness at each step of the receipt, processing and distribution process. Because most of the products delivered by the Company are perishable, proper handling, including maintenance of constant temperature and humidity, is critical to the control of product spoilage. Equally important is the Company's ability to accurately order the correct quantity of each product to meet the demands of its customers. Although the nature of the Company's business is such that some amount of its inventory will be lost through spoilage, management attempts to minimize this expense. Produce is transported to and from the Company's operating locations in refrigerated, temperature-monitored trucks. When produce is to be received, the Company's personnel inspect the products to ensure that quality specifications have been satisfied. Accepted items are immediately stored in product specific, temperature controlled environments. Purchased product typically spends no more than three days in the Company's facilities before delivery to a specific customer.

      PERSONNEL. Fresh America refers to its employees as "associates" and attempts to maintain a team spirit among all of its associates. Management believes that the Company's relations with its associates are good. As of March 24, 2000 the Company employed a total of approximately 1,098 full-time associates and 8 part-time associates, including approximately 53 corporate associates and 1,053 regional associates. Certain operations of the Company have collective bargaining agreements with their warehouse associates.

      COMPETITION. The Company operates in highly competitive markets, and its success will be largely dependent on its ability to provide quality products at the best possible prices. The produce industry is highly fragmented and is primarily comprised of small, family-owned operations serving local and regional markets. The Company also competes with national food service and wholesale food distribution companies, some of which have substantially greater financial resources than the Company.

SAM'S CLUB

            Sam's is the Company's largest customer, and accounted for 31%, 37% and 55% of the Company's sales for fiscal years 1999, 1998 and 1997, respectively. Currently, the Company provides service to 238 Sam's Clubs. The Company's distribution relationship with Sam's is governed by the terms and conditions of a five-year agreement (the "Agreement"), which became effective December 1, 1995 and expires on November 30, 2000. Sam's has elected not to renew the contract and is expected to begin internal distribution of produce for all of its clubs beginning in December of 2000. The Company will continue to supply certain produce items to Sam's on a non-contractual basis. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") under the caption "Outlook and Uncertainties" for further information about the Company's relationship with Sam's.

ITEM 2.  PROPERTIES.

      The Company's headquarters and executive offices occupy 8,238 square feet of leased space in an office building in Dallas, Texas. The Company is leasing an additional 6,980 square feet of space adjacent to its executive office to accommodate the relocation of the accounting and administrative groups from its owned distribution center on Cutten Road in Houston, Texas. As of March 24, 2000, the Company conducts its operations from the following facilities:

                                                                                       OWNED/
                                    LOCATION                          SQUARE FOOTAGE   LEASED        EXPIRATION DATE
             -----------------------------------------------------    --------------   -------     ----------------------
             Arlington, TX                                                   105,000   Leased            03/31/01
             Chicago, IL                                                     145,289   Leased            07/31/07
             Houston, TX - Cutten Road                                        50,000   Owned                -
             Houston, TX - West Loop                                          80,496   Leased            04/30/08
             Lawrenceville, GA                                                64,000   Leased            01/18/02
             Milton, Ontario                                                  50,000   Owned                -
             Norwalk, CA - Blackburn Street                                   60,000   Leased            08/03/03
             Norwalk, CA - Leyva Street                                      110,000   Leased            05/30/03
             Panama City, FL                                                  10,000   Leased            Monthly
             Pensacola, FL                                                    71,500   Leased            04/13/13
             Phoenix, AZ                                                     104,000   Leased            09/30/10
             Richmond, IN                                                     37,000   Owned                -
             Rio Rico, AZ                                                     16,000   Leased            Monthly
             Scranton, PA - Genet Street (2 buildings)                         6,500   Owned                -
             Toronto, Ontario                                                 23,000   Leased      Perpetual leasehold
             Wilkes-Barre, PA                                                 50,000   Leased            06/01/01


            During 1999, the Company sold or closed the operations of certain facilities (Please see Item 1 - "Strategy" under the "Business" caption) that it currently owns or is obligated by a lease. Such properties are not listed above, as they are not currently being used in operations, but aggregate approximately 112,150 square feet of leased space (with expiration dates ranging from 7 months to 2.4 years as of December 31, 1999) and 10,000 square feet of owned space. The Company has subleased certain of these properties to third parties and is currently working to sublease the remaining properties or negotiate buyouts with the landlords. During 1999, the Company pledged its owned facilities as collateral security for its senior credit facility. See discussion of debt arrangements under the caption "Liquidity and Capital Resources" in Item 7 - MD&A.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

            The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol FRES. As of March 24, 2000 the Company had 66 holders of record for its common stock. The Company estimates that there were in excess of 1,000 beneficial owners of its common stock as of that date. The high and low sales prices for the common stock on the Nasdaq Stock Market for each quarter of fiscal 1998 and 1999 are shown below:

                                             HIGH    LOW
                                            ------ -------
                     1998
                            First Quarter   23 7/8  17 1/4
                            Second Quarter  24 1/4 16 3/16
                            Third Quarter     21    11 5/8
                            Fourth Quarter    17    9 1/2

                     1999
                            First Quarter   23 1/2  15 3/4
                            Second Quarter  20 5/8  12 1/2
                            Third Quarter   14 1/2    5
                            Fourth Quarter 6 11/16  3 3/8

      The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain sufficient earnings to support operations and to finance expansion, and therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, capital requirements, capital structure, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. In addition, the Company's current senior credit facility prohibits the payment of cash dividends on its common stock.

   ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

      The following selected consolidated financial and operating data should be read in conjunction with Item 7 - MD&A and Item 8-Financial Statements and Supplementary Data contained herein. The consolidated statement of operations and consolidated balance sheet data for each of the fiscal years in the five-year period ended December 31, 1999 are derived from the audited financial statements of the Company.

                                                                                          FISCAL YEAR ENDED (1)
                                                                   ---------------------------------------------------------------
                                                                   DEC. 31,      JAN. 1,       JAN. 2,       JAN. 3,        JAN. 5,
                                                                     1999          1999          1998         1997           1996
                                                                   ---------     ---------     ---------    ---------     ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA (2):                                  (In thousands, except per share amounts)
Net sales .....................................................    $ 669,875     $ 609,490     $ 429,524    $ 323,775     $ 207,120
Cost of sales .................................................      591,977       537,556       386,161      291,810       177,013
                                                                   ---------     ---------     ---------    ---------     ---------
Gross profit ..................................................       77,898        71,934        43,363       31,965        30,107
Selling, general and administrative expenses ..................       66,756        51,936        32,734       23,517        24,738
Provision for bad debt ........................................        6,031         1,230            82          156          --
Depreciation and amortization .................................        6,244         3,987         1,805        1,534           876
Disposition costs and write-offs on closed operations .........       13,520          --            --           --            --
Transaction costs and other ...................................        4,655         1,395          --           --            --
                                                                   ---------     ---------     ---------    ---------     ---------
Total operating costs and expenses ............................       97,206        58,548        34,621       25,207        25,614
                                                                   ---------     ---------     ---------    ---------     ---------
Operating income (loss) .......................................      (19,308)       13,386         8,742        6,758         4,493
Other income (expense) ........................................       (5,313)       (2,123)          389          (32)         (188)
                                                                   ---------     ---------     ---------    ---------     ---------
Income (loss) before taxes ....................................      (24,621)       11,263         9,131        6,726         4,305
Income tax expense (benefit) ..................................       (2,630)        5,041         3,921        2,500         1,350
                                                                   ---------     ---------     ---------    ---------     ---------
Net income (loss) .............................................    $ (21,991)    $   6,222     $   5,210    $   4,226     $   2,955
                                                                   =========     =========     =========    =========     =========

Earnings (loss) per share - basic .............................    $   (4.20)    $    1.27     $    1.19    $    1.00     $    0.72
                                                                   =========     =========     =========    =========     =========
Earnings (loss) per share - diluted ...........................    $   (4.20)    $    1.20     $    1.12    $    0.94     $    0.69
                                                                   =========     =========     =========    =========     =========

                                                                                          FISCAL YEAR ENDED (1)
                                                                   ---------------------------------------------------------------
                                                                   DEC. 31,      JAN. 1,       JAN. 2,       JAN. 3,        JAN. 5,
                                                                     1999          1999          1998         1997           1996
                                                                   ---------     ---------     ---------    ---------     ---------
CONSOLIDATED BALANCE SHEET DATA:                                                              (In thousands)
Working capital ...............................................    $  12,246     $  28,474     $  11,219    $  11,284     $   8,219
Property, plant and equipment, net ............................       24,440        23,900        13,581       10,100         9,216
Total assets ..................................................      134,481       158,099        79,964       45,769        42,407
Long-term debt, less current portion ..........................       32,843        35,985         6,193          547           610
Shareholders' equity ..........................................       29,771        50,562        29,335       22,310        17,407

(1) The Company's fiscal year is a 52-week or 53-week period ending on the Friday closest to calendar year end. Consequently, Fiscal 1995 is a 52-week and 5 day period. Fiscal 1996 through fiscal 1999 are 52-week periods.

(2) As discussed in Item 1 - Business and in Note 3 to the accompanying financial statements, the Company made several acquisitions from 1995 through 1998 and several divestitures in 1999 that affect the comparability of information reflected in the selected financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The following table presents the components of the consolidated statements of operations as a percentage of sales for the periods indicated and includes the results of operations for all acquired companies from their date of acquisition, except that OTF's results of operations are included for all periods since it has been accounted for as a pooling of interests. See Note 3 to the accompanying financial statements. The fiscal years ended December 31, 1999 (fiscal 1999), January 1, 1999 (fiscal 1998) and January 2, 1998 (fiscal 1997) are all 52-week periods.

                                                             FISCAL YEAR ENDED
                                              ------------------------------------------------
                                              DECEMBER 31,       JANUARY 1,        JANUARY 2,
                                                  1999              1999              1998
                                              ------------      ------------      ------------
Net sales ................................           100.0%            100.0%            100.0%
Cost of sales ............................            88.4              88.2              89.9
                                              ------------      ------------      ------------
Gross profit .............................            11.6              11.8              10.1
Selling, general and administrative ......            10.0               8.5               7.7
Provision for bad debt ...................             0.9               0.2               0.0
Depreciation and amortization ............             0.9               0.7               0.4
Disposition costs and write-off on .......             2.0               0.0               0.0
Transaction costs ........................             0.6               0.2               0.0
Settlements of lawsuits ..................             0.1               0.0               0.0
                                              ------------      ------------      ------------
                                                      14.5               9.6               8.1
                                              ------------      ------------      ------------
Operating income (loss) ..................            (2.9)              2.2               2.0
Other income (expense) ...................            (0.8)             (0.4)              0.1
                                              ------------      ------------      ------------
Income (loss) before taxes ...............            (3.7)              1.8               2.1
Income tax expense (benefit) .............            (0.4)              0.8               0.9
                                              ------------      ------------      ------------
Net income (loss) ........................            (3.3%)             1.0%              1.2%
                                              ============      ============      ============

COMPARISON OF FISCAL 1999 TO FISCAL 1998

      NET SALES. Net sales increased $60.4 million, or 9.9%, to $669.9 million in fiscal 1999 from $609.5 million in fiscal 1998. Such increase was primarily attributable to acquisitions made during or subsequent to the third quarter of 1998. This increase was somewhat offset by weak commodity prices during the second half of fiscal 1999. Sam's, the Company's largest customer, represented 30.5% of net sales in fiscal 1999 compared to 36.5% in fiscal 1998. Fourth quarter sales decreased to $151.1 million compared to $176.6 million in the comparable 1998 period, reflecting the effect of certain divestitures and the reduction of 40 Sam's Clubs. See Note 13 to the accompanying consolidated financial statements.

      COST OF SALES. Cost of sales increased $54.4 million, or 10.1% to $592.0 million in fiscal 1999 from $537.6 million in fiscal 1998, primarily reflecting the increase in net sales above. As a percentage of net sales, cost of sales increased slightly to 88.4% from 88.2%, which in turn decreased the Company's gross profit percentage to 11.6% from 11.8%. The Company's margins were negatively affected by weak commodity markets in the industry on such staples as onions, melons and bananas as well as the unavailability of citrus product associated with last winter's freeze.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $14.8 million, or 28.5% to $66.7 million in fiscal 1999 from $51.9 million fiscal 1998. The increase is primarily due to $14.9 million of SG&A expenses related to acquisitions made during or subsequent to the third quarter of 1998.

      PROVISION FOR BAD DEBT. The Company's provision for bad debt increased $4.8 million to $6.0 million in fiscal 1999 from $1.2 million in fiscal 1998. In fiscal 1999, the Company recorded an additional provision for bad debt amounting to $1.9 million related to the closure or sale of six of its food service operations. The Company also recorded charges totaling $2.1 million related to certain distribution agreements. The remaining increase was primarily due to the recent downturn in the industry. See Note 6 to the accompanying consolidated financial statements.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.2 million, or 56.6% to $6.2 million in fiscal 1999 from $4.0 million fiscal 1998. The increase was primarily due to goodwill amortization related to acquisitions made subsequent to or during the latter part of fiscal 1998 and increased depreciation related to the Company's computer system that was implemented in its core operations in October 1998.

      DISPOSITION COSTS AND WRITE-OFFS ON CLOSED OPERATIONS. During 1999, the management of the Company decided to improve its cost structure, streamline operations and divest underperforming assets. The Company's plan included moving its accounting and administrative functions located in Houston, Texas to its executive offices in Dallas, Texas. This process will be substantially completed in 2000. Additionally, in 1999 the Company decided to close or sell several of its underperforming food service operations and a wholesale market operation. These operations were located in Los Angeles and San Francisco California; Orlando, Florida; Atlanta, Georgia; Baton Rouge, Louisiana and Austin and San Antonio, Texas. The food service operations in Orlando, Los Angeles and Atlanta were closed during the third quarter of 1999, while the San Antonio and San Francisco operations were closed in October 1999. The Austin and Baton Rouge food service operations were sold in November 1999. The Company's Los Angeles market operation was closed February 4, 2000. As a result of the above transactions, the Company recorded goodwill impairment of $10.6 million, recorded impairment charges to reduce the carrying value or incurred losses on the sale of property and equipment of $1.0 million and incurred closure costs (consisting primarily of lease commitments and severance costs) of $2.0 million.

      TRANSACTION COSTS. On May 3, 1999, the Company and FreshPoint entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. Effective in October 1999, the agreement was terminated by the Company and FreshPoint. During fiscal 1999, the Company recorded merger-related expenses of $3.9 million, which consisted primarily of investment banking fees, legal and professional fees, severance costs and stay-to-close incentives associated with planned reductions in work force. Fiscal 1998 included $1.4 million in transaction costs related to the acquisition of OTF.

      SETTLEMENTS OF LAWSUITS. In fiscal 1999, the Company settled a lawsuit, which, including legal costs, amounted to $0.6 million. The lawsuit involved a dispute over the Company's alleged improper solicitation of employees while starting up a new business in 1998. Additionally, the Company settled two lawsuits with former employees amounting to $0.2 million.

      OPERATING INCOME (LOSS). As a result of the foregoing factors, the Company incurred an operating loss of $19.3 million in fiscal 1999 compared to operating income of $13.4 million in fiscal 1998.

      OTHER INCOME (EXPENSE). Interest expense increased $2.7 million to $5.7 million in fiscal 1999 from $3.0 million in fiscal 1998 due to increased borrowings to help finance acquisitions that were made during the latter part of fiscal 1998 and, to a lesser extent, increased interest rates during 1999. Interest income decreased

$0.7 million to $0.3 million in fiscal 1999 from $1.0 million in fiscal 1998 primarily due to interest recognized by OTF in fiscal 1998 related to a settled insurance claim that had been in dispute for several years.

      INCOME TAX EXPENSE (BENEFIT). The effective tax rate for fiscal 1999 was 10.7% compared to 44.8% in fiscal 1998. The difference is primarily attributable to a valuation allowance of $4.6 million that was recorded against the Company's deferred tax assets and the tax effect of $2.0 million related to the write off of non-deductible goodwill. See Note 9 to the accompanying financial statements.

      NET INCOME (LOSS). As a result of the foregoing factors, the Company incurred a net loss of $22.0 million in fiscal 1999 compared to net income of $6.2 million in fiscal 1998.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $19.2 million or 58.7% to $51.9 million in fiscal 1998, from $32.7 million in fiscal 1997. The increase is primarily due to SG&A expenses related to acquired businesses ($15.6 million) and, to a lesser extent, additional headcount and other costs required to support the Company's increased acquisition, integration and operating activities.

      PROVISION FOR BAD DEBT. The Company's provision for bad debt increased $1.1 million to $1.2 million in fiscal 1998 from $0.1 million in fiscal 1997 due primarily to the acquisitions made during 1997 and 1998. Prior to acquiring such companies, the Company's business was primarily Sam's Clubs and other contractual relationships, which involved minimal bad debt.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.2 million, or 120.9% to $4.0 million in fiscal 1998 from $1.8 million in fiscal 1997. The increase was primarily due to goodwill amortization related to acquisitions made subsequent to or during the latter part of fiscal 1997.

      TRANSACTION COSTS. In 1998, the Company expensed transaction costs of $1.4 million related the acquisition of OTF, which was accounted for as a pooling of interests. There were no such similar costs in fiscal 1997.

      OPERATING INCOME. As a result of the factors discussed above, which include $1.4 million of nonrecurring transaction costs in fiscal 1998, operating income increased by $4.7 million, or 53.1% to $13.4 million in fiscal 1998 from $8.7 million in fiscal 1997. Operating income, as a percentage of net sales, remained relatively consistent at 2.2% in fiscal 1998 compared to 2.0% in fiscal 1997.

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

      INCOME TAX EXPENSE (BENEFIT). The effective tax rate increased to 44.8% in fiscal 1998 from $42.9% in fiscal 1997 primarily due to net non-cash transaction costs of $0.5 million related to the acquisition of OTF that were not deductible for income tax purposes.

      NET INCOME. As a result of the factors discussed above, net income increased by $1.0 million, or 19.4% to $6.2 million in fiscal 1998 from $5.2 million in fiscal 1997. As a percentage of net sales, net income decreased to 1.0% from 1.2%.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities increased $2.8 million to $4.4 million for fiscal 1999 compared to $1.6 million in fiscal 1998. The increase was due to a reduction in accounts receivable of $17.1 million, which provided more cash, but was offset to a large extent by a decrease in accounts payable of $13.4 million.

      Cash used in investing activities decreased $14.9 million to $8.4 million in fiscal 1999 from $23.3 million in fiscal 1998. The decrease from the prior year is due primarily to the acquisitions that were made in fiscal 1998. Although earnout payments were made related to the Francisco acquisition, the Company made no acquisitions in fiscal 1999.

      Cash provided by financing activities decreased $14.2 million to $6.0 million in fiscal 1999 compared to $20.2 million in fiscal 1998. The decrease in cash flows from financing activities compared to the prior year is primarily due to borrowings used to finance acquisitions made in fiscal 1998.

      At December 31, 1999, the Company had working capital of $12.2 million compared to $28.5 million at January 1, 1999. The decrease in working capital is primarily due to the restructuring of the payment schedule of its senior secured revolving credit facility with a major U.S. bank ("Revolver"), the use of substantial amounts of working capital to fund merger activities and the Company's fiscal 1999 operating loss.

      The Company is party to a senior secured revolving credit facility agreement with the Senior Lender and a subordinated note agreement with the Subordinated Lender. The Company was not in compliance with certain covenants under the agreement with the Senior Lender during fiscal 1999 and was not in compliance with certain covenants under both agreements at December 31, 1999. Subsequent to December 31, 1999, the Company entered into an amendment (the tenth amendment to the Revolver) of the agreement with the Senior Lender that waived the instances of noncompliance and established new terms, including terms for repayment of the outstanding borrowings, obtained waivers from the Subordinated Lender for instances of noncompliance at December 31, 1999 and anticipated future instances of noncompliance through January 1, 2001, and entered into a commitment agreement with the Subordinated Lender to provide additional financing through the purchase of $5.0 million of the Company's 12% redeemable cumulative preferred stock ("Preferred Stock"), and to restructure the existing subordinated notes.

      The Company's Revolver provides for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The available and outstanding Revolver balance was reduced to $21.0 million as of March 31, 2000. Available borrowings under the Revolver will be further reduced by scheduled principal reductions of $1.0 million on June 30, 2000, $2.0 million on September 30, 2000, and $2.0 million on December 31, 2000. In addition to the scheduled principal reductions described above, all proceeds from any income tax refunds or disposition of assets or subsidiaries and a minimum of one-half of any proceeds from the issuance of debt or equity securities (other than the Preferred Stock) must be used to further permanently reduce available and outstanding bank borrowings. Repayment of the Revolver balance is due in February 2001. Under the amended agreement, interest will accrue at prime plus 3% (currently 12%) through the expiration of the agreement in February 2001. The Company must also comply with certain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") requirements and capital expenditure restrictions. The amendment also requires the deferral of interest payments to the Subordinated Lender until the earlier of May 1, 2001 or such time that the Subordinated Lender funds the purchase of the Preferred Stock.

      The Subordinated Lender holds notes totaling $20.0 million, bearing interest at 12%, payable semi-annually in May and November. Principal payments of $6.7 million each are due in May 2001 and 2002 with the remainder due in May 2003. In connection with the waivers provided to the Company, the Subordinated Lender also agreed to defer receipt of interest payments and waive such nonpayment of interest as an event of default until the earlier of May 1, 2001 or the funding of the Preferred Stock.

      Under the terms of the commitment agreement with the Subordinated Lender, which is contingent upon the execution of a formal purchase agreement containing customary representations, warranties, covenants and conditions, the lender is to purchase $5.0 million of Preferred Stock, the funding of which is scheduled to occur by April 30, 2000. In conjunction with the purchase and funding of the Preferred Stock, the terms of the commitment agreement provide that the repayment terms of the subordinated notes will be modified such that the entire balance will be due in a single payment 7 years from the date of the funding of the Preferred Stock. The terms of the commitment agreement also decrease the exercise price of 155,483 warrants previously issued to the Subordinated Lender from $22.70 to $3.25 per share and extend the expiration date of the warrants to approximate the modified maturity date of the subordinated notes. In connection with the purchase of the Preferred Stock, the Subordinated Lender will also be receiving warrants to purchase a number of common shares equal to approximately 7% of the Company's outstanding common stock (on a fully-diluted basis) at $3.25 per share.

      Upon funding of the Preferred Stock, the agreement with the Senior Lender will be further amended to include additional scheduled principal reductions of $1.5 million in 2000, eliminate the minimum EBITDA requirement and limit the monthly Revolver balance to predetermined amounts in excess of a computed borrowing base.

      Failure of the Company to comply with the terms of the amended agreement with the Senior Lender or the agreement with the Subordinated Lender could result in a default under the terms of the agreements. Upon the occurrence of an event of default, the lenders would be entitled to declare the amounts outstanding, including accrued interest to be immediately due and payable. If repayment of the Company's debt was to be accelerated, the Company cannot be certain that its assets or liquidity would be sufficient to repay such debt.

      In addition to the Company's revolving credit facility, the Company's Canadian subsidiaries have revolving credit facilities of up to CDN $20.0 million ($13.9 million) which is payable upon demand. The Canadian facilities had an outstanding balance of CDN $13.1 million ($9.1 million) as of December 31, 1999.

      Management believes that the combination of cash generated from ongoing operating activities and the realization of recent reductions in overhead expenses, and the effects of the amendment to Revolver will enable the Company to meet its obligations as they come due in 2000. Furthermore, management anticipates closing of the financing arrangements with the Subordinated Lender and continuing its efforts to complete the refinancing of the remaining Revolver balance on or before the February 2001 maturity date.

      The Company has also retained Rabobank International ("Rabobank") as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities. The Company expects that any such capital raised would be used primarily to refinance existing debt and possibly the Preferred Stock. The Company also intends to arrange a new senior debt facility to replace the current facility which expires in February 2001. There can be no assurance that Rabobank will be able to raise additional capital or that the Company will be able to arrange a new senior credit facility.

NEW ACCOUNTING STANDARDS

      The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement, as amended by SFAS No. 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements. The Company will adopt the provisions of SFAS No. 133, if applicable, in the first quarter of fiscal 2001.

QUARTERLY RESULTS AND SEASONALITY

      The Company's business is somewhat seasonal, with its greatest quarterly sales volume historically occurring in the fourth quarter. With the change in the current mix of business resulting from the Company's divestitures of certain specialty food service operations, the termination of the Sam's agreement in November 2000 and the increasing effect of global sourcing, seasonal fluctuations may diminish in future years. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lower sales of these items are partially replaced by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, prepackaged products, such as vegetable trays, are strongest during the fourth quarter holiday season. In any given quarter, an adverse development such as the unavailability of high quality produce or harsh weather conditions could have a disproportionate impact on the Company's results of operations for the full year. See Note 11 to the accompanying financial statements for certain quarterly information for the Company's two most recent fiscal years.

INFLATION

      Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on its sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating prices which result from factors discussed in "Quarterly Results and Seasonality" above.

OUTLOOK AND UNCERTAINTIES

      The Company is subject to a number of risks. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations and common stock price could be materially adversely affected.

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

      OUR LEVERAGE IS SUBSTANTIAL, MAKING IT MORE DIFFICULT TO RESPOND TO CHANGING BUSINESS CONDITIONS. After giving effect to our refinancing agreements, including the sale of the Preferred Stock, as of December 31, 1999 on a proforma basis, we would have $62.3 million of debt, consisting primarily of our senior credit facility, subordinated debt, Canadian revolving credit facility and $5.0 million of redeemable preferred stock. We also may have additional debt or preferred stock if Rabobank is successful in raising private capital for us. The degree to which we are leveraged:

      o could materially limit or impair our ability to obtain additional financing or refinancing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

      o will require us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness and dividends on our preferred stock, which reduces the availability of cash flow to fund working capital, capital expenditures and growth opportunities; and

      o will increase our vulnerability to economic downturns, limit our ability to with stand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

      WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS AND PREFERRED STOCK; OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL. Our ability to make scheduled payments with respect to indebtedness and preferred stock will depend upon, among other things:

      o    our ability to achieve significant and sustained growth in cash flow;
      o    successful operation of our business;
      o    produce commodity pricing;
      o our ability to expand or generate new customer relationships to offset the loss of our Sam's business in November 2000; and
      o    our ability to complete additional financings.

      Each of these factors is affected by economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow to service our indebtedness or preferred stock, we may have to reduce or divest certain operations, restructure or refinance our indebtedness or preferred stock or seek additional equity capital.

      POTENTIAL ADVERSE EFFECT OF EXPANDING OUR BUSINESS. Our management has stated its intention to expand and diversify our customer base, geographic coverage, market penetration and service offerings through leveraging the infrastructure of our existing businesses. These opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including intense competition, lack of sufficient customer demand or change in customer tastes, inadequate assured sources of quality product supply and unforeseen complications, delays and cost increases. Some of our prior acquisitions were not successfully integrated into our business and there can be no assurance that we will succeed in integrating such new business into our existing infrastructure.

      LOSS OF SAM'S CLUB AS A CUSTOMER WILL ADVERSELY AFFECT OUR BUSINESS. Sam's Club, a division of Wal-Mart Stores, Inc. ("Sam's"), is our primary customer and accounted for approximately 31%, 37% and 55% of our sales for fiscal 1999, 1998 and 1997, respectively. Our relationship with Sam's is governed by the terms and conditions of a five-year agreement (the "Agreement") that became effective December 1, 1995 and expires on November 30, 2000. Under the terms of the Agreement, Sam's has withdrawn 40 clubs per year from service since 1997 as Wal-Mart or Sam's Club distribution centers opened to provide direct service to Wal-Mart Supercenters and/or Sam's Clubs. Currently, we provide service to 238 Clubs. Our expansion strategy was designed in part to reduce our dependence on Sam's over the five-year term of the Agreement through strategic acquisitions as well as the expansion of program sales and distribution and value-added products.

      The loss of Sam's business after the agreement expires will adversely affect our revenues and related profitability beyond November 30, 2000. Sam's currently contributes approximately one-third of our revenue base. While the loss of Sam's business will mean the elimination of substantial related operating expenses, our operating income may be reduced to a greater extent than our revenues because we may not be able to eliminate all of our Sam's related expenses and because the Sam's business has been one of our higher operating margin programs.

      THE TERMS OF OUR SENIOR SECURED REVOLVING CREDIT FACILITY AND SUBORDINATED DEBT IMPOSE RESTRICTIONS ON OUR OPERATIONS. The terms and conditions of our senior secured revolving credit facility impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Availability of our credit facility is also subject to scheduled principal reductions and minimum levels of EBITDA. Our ability to comply with these requirements can be affected by events beyond our control and there can be no assurance that we will achieve operating results that comply with the provisions of the credit agreement. A breach of these covenants could result in a default under our credit facility. In the event of a default, the bank could elect to declare the outstanding principal amount or our credit facility, all interest thereon and all other amounts payable under our credit facility to be immediately due and payable. Our subordinated debt also contains various restrictions which if not complied with could result in a default and possible acceleration of such debt.

      Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic, financial and business conditions and other factors, some of which are beyond our control.

      WE MAY NOT BE ABLE TO RAISE NEEDED FUNDS. During the last six months of 1999 to enhance cash flow, we reduced overhead levels, closed or sold underperforming operations and redirected resources away from a capital-intensive acquisition strategy to a strategy that further enhances and better leverages our existing infrastructure. During 2000, we intend to sell our Houston distribution center previously dedicated to our Sam's business and we expect to also receive a substantial tax refund for Federal income taxes paid in 1997 and 1998. Subsequent to December 31, 1999, we received commitments from our Subordinated Lender to purchase $5.0 million of Preferred Stock and extend the payment terms of their debt. These actions, coupled with our operating cash flow, will be used to make mandatory reductions to our Revolver during 2000.

       We also intend to further strengthen our balance sheet by issuing additional preferred equity and refinancing our senior debt. There can be no assurance that we will be able to generate sufficient cash flow or raise additional debt or equity capital on satisfactory terms in order to refinance our senior credit facility and expand our business. Changes in interest rates, market liquidity, stock prices and general market conditions may all affect our ability to raise funds.

      POTENTIAL ADVERSE EFFECTS OF PRICE AND QUALITY FLUCTUATIONS. Prices of high quality fresh produce are extremely volatile based on available supply, which can be significantly affected by factors such as weather, disease and level of agricultural production. Both our sales and profitability could be negatively affected during periods of exceptionally high, low or volatile prices or when we cannot obtain sufficient high quality produce. During periods of lower produce prices, our operating income is adversely affected because we have less gross margin to cover operating expenses.

      WE OPERATE IN HIGHLY COMPETITIVE MARKETS. We operate in highly competitive markets, and our success will be largely dependent on our ability to provide quality products at the lowest possible prices. We compete with food service companies, produce distribution companies and wholesale food distribution companies, some of which have substantially greater financial resources. There can be no assurance that we will be able to compete successfully with current or future competitors.

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

YEAR 2000

      The Company experienced no significant disruption to its operations as a result of Year 2000 issues related to information systems and software applications. There have been no indications that any third party upon which the Company relies, including vendors, suppliers, and financial institutions, has experienced any Year 2000 problems which would have a material impact on the future operations or financial results of the Company. The Company previously had not incurred any material cost, whether internal or external, related to addressing its Year 2000 issues and does not expect any significant future disruptions related to Year 2000 issues either internally or from third parties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      INTEREST RATE RISK. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one percentage point interest rate change on the outstanding balance of the variable rate debt as of December 31, 1999 and 1998 would be approximately $300,000 and $200,000, respectively.

      COMMODITY PRICING RISK. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Financial Statement Schedules.

                                                                        PAGE
                                                                       ------
   Independent Auditors' Report.........................................F-2
   Consolidated Balance Sheets as of December 31, 1999 and January 1,
     1999...............................................................F-3
   Consolidated Statements of Operations for fiscal years ended
     December 31, 1999, January 1, 1999 and January 2, 1998.............F-4
   Consolidated Statements of Shareholders' Equity for fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998.......F-5
   Consolidated Statements of Cash Flows for fiscal years ended
     December 31, 1999, January 1, 1999 and January 2, 1998.............F-6
   Notes to Consolidated Financial Statements...........................F-7

Financial Statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to the directors and executive officers of the Company will be set forth under the caption "Executive Officers and Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders tentatively scheduled for June 22, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K.

A. Documents filed as a part of this report.
      1.    Financial Statements.
      2.    Financial Statement Schedules - None.
      3. Exhibits - The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

B.    Reports on Form 8-K.
      No reports on Form 8-K were filed during the fourth quarter of 1999, which ended on December 31, 1999.

                                  EXHIBIT INDEX
EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
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

 10.3 Fresh America Corp 1996 Stock Option and Award Plan as Amended and Restated effective May 22, 1998 (Incorporated by reference to exhibit
        4.3 to the Company's Form S-8 [Commission File Number 333-60601 dated August 4, 1998]).

 10.4 Agreement, dated as of August 28, 1995 between Sam's Club, a division of Wal-Mart Stores, Inc. and Fresh America Corp. (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 29, 1995).

 10.5 Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated February 2, 1998. (Incorporated by reference to exhibit 99.1 to the Company's Form 8-K dated February 17, 1998).

 10.6 Asset Purchase Agreement dated as of February 2, 1998, by and among Francisco Acquisition Corp., Fresh America Corp, Francisco Distributing Company, LLC, and the owners named therein. (Incorporated by reference to exhibit 2.1 to the Company's Form 8-K dated February 17, 1998).

 10.7 Securities Purchase Agreement between Fresh America Corp. and John Hancock Mutual Life Insurance Company dated as of May 4, 1998 (Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

 10.8 Note Agreement between Fresh America Corp. and John Hancock Mutual Life Insurance Company dated as of May 4, 1998 (Incorporated by reference to exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

 10.9 Warrant Agreement between Fresh America Corp. and John Hancock Mutual Life Insurance Company dated as of May 4, 1998 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

 10.10 Second Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of May 14, 1998 (Incorporated by reference to exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

10.11 Third Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of March 4, 1999.

10.12 Eighth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of October 31, 1999.

10.13 Ninth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of November 15, 1999.

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


                                                FRESH AMERICA CORP.
                                                (Registrant)


Date:  APRIL 14 ,2000                           By  /S/  COLON WASHBURN
       --------------                              --------------------
                                                Colon Washburn,
                                                Director and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /S/  THOMAS M. HUBBARD                                     Date: APRIL 14, 2000
-----------------------------------------------------             --------------
Thomas M. Hubbard
Director


/S/   LAWRENCE V. JACKSON                                   Date: APRIL 14, 2000
-----------------------------------------------------             --------------
Lawrence V. Jackson
Director


/S/  SHELDON I. STEIN                                       Date: APRIL 14, 2000
-----------------------------------------------------             --------------
Sheldon I. Stein
Director


/S/  DAVID I. SHEINFELD                                     Date: APRIL 14, 2000
-----------------------------------------------------             --------------
David I. Sheinfeld,
Chairman and President


 /S/  JOHN GRAY                                             Date: APRIL 14, 2000
-----------------------------------------------------             --------------
John Gray
Executive Vice President and
Chief Financial Officer


/S/  ROGER S. HUNTINGTON                                    Date: APRIL 14, 2000
-----------------------------------------------------             --------------
Roger S. Huntington
Principal Accounting Officer

                                    FINANCIAL

                                   STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Fresh America Corp.:


We have audited the accompanying consolidated balance sheets of Fresh America Corp. and subsidiaries as of December 31, 1999 and January 1, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh America Corp. and subsidiaries as of December 31, 1999 and January 1, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Dallas, Texas
March 24, 2000, except as to Note 8
   which is as of April 14, 2000

                          FRESH AMERICA CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                DECEMBER 31,          JANUARY 1,
                                                                                                    1999                1999
                                                                                               ---------------     ---------------
                                             ASSETS
Current Assets:
    Cash and cash equivalents .............................................................    $         3,197     $         1,171
    Accounts receivable, net ..............................................................             58,885              80,674
    Advances to growers ...................................................................              3,296               2,238
    Inventories ...........................................................................             10,624              11,450
    Prepaid expenses ......................................................................              1,618               2,504
    Deferred income taxes .................................................................               --                   338
    Income tax receivable .................................................................              5,900                 363
                                                                                               ---------------     ---------------
       Total current assets ...............................................................             83,520              98,738

Property, plant and equipment, net ........................................................             24,440              23,900
Notes receivable from shareholders ........................................................                359                 178
Goodwill, net of amortization of $2,491 and $1,557, respectively ..........................             23,497              33,005
Other assets ..............................................................................              2,665               2,278
                                                                                               ---------------     ---------------
Total assets ..............................................................................    $       134,481     $       158,099
                                                                                               ===============     ===============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt ...................................    $        24,446     $        14,807
    Accounts payable ......................................................................             39,277              51,979
    Accrued salaries and wages ............................................................              2,191               1,460
    Other accrued expenses ................................................................              5,360               2,018
                                                                                               ---------------     ---------------
       Total current liabilities ..........................................................             71,274              70,264

Long-term debt, less current portion ......................................................             32,843              35,985
Deferred income taxes .....................................................................                295               1,070
Other liabilities .........................................................................                298                 218
                                                                                               ---------------     ---------------
       Total liabilities ..................................................................            104,710             107,537
                                                                                               ---------------     ---------------

Shareholders' Equity:
    Common stock $.01 par value. Authorized 10,000,000 shares; issued
       5,243,404 and 5,202,511, respectively ..............................................                 52                  52
    Additional paid-in capital ............................................................             32,555              31,672
    Foreign currency translation adjustment ...............................................                (28)               (345)
    Retained earnings (accumulated deficit) ...............................................             (2,808)             19,183
                                                                                               ---------------     ---------------
       Total shareholders' equity .........................................................             29,771              50,562
Commitments and contingencies
                                                                                               ---------------     ---------------
Total Liabilities and Shareholders' Equity ................................................    $       134,481     $       158,099
                                                                                               ===============     ===============

               The notes to consolidated financial statements are
                     an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 FISCAL YEAR ENDED
                                                                                   ------------------------------------------------
                                                                                   DECEMBER 31,       JANUARY 1,        JANUARY 2,
                                                                                       1999              1999              1998
                                                                                   ------------      ------------      ------------
Net sales ....................................................................     $    669,875      $    609,490      $    429,524
Cost of sales ................................................................          591,977           537,556           386,161
                                                                                   ------------      ------------      ------------
       Gross profit ..........................................................           77,898            71,934            43,363
                                                                                   ------------      ------------      ------------
Selling, general and administrative expenses .................................           66,756            51,936            32,734
Provision for bad debt .......................................................            6,031             1,230                82
Depreciation and amortization ................................................            6,244             3,987             1,805
Disposition costs and write-offs on closed operations ........................           13,520              --                --
Transaction costs ............................................................            3,850             1,395              --
Settlements of lawsuits ......................................................              805              --                --
                                                                                   ------------      ------------      ------------
    Total operating costs and expenses .......................................           97,206            58,548            34,621
                                                                                   ------------      ------------      ------------
       Operating income (loss) ...............................................          (19,308)           13,386             8,742
                                                                                   ------------      ------------      ------------
Other income (expense):
    Interest expense .........................................................           (5,783)           (3,048)             (487)
    Interest income ..........................................................              340             1,010               362
    Other, net ...............................................................              130               (85)              514
                                                                                   ------------      ------------      ------------
                                                                                         (5,313)           (2,123)              389
                                                                                   ------------      ------------      ------------
Income (loss) before income taxes ............................................          (24,621)           11,263             9,131
Income tax expense (benefit) .................................................           (2,630)            5,041             3,921
                                                                                   ------------      ------------      ------------
       Net income (loss) .....................................................     $    (21,991)     $      6,222      $      5,210
                                                                                   ============      ============      ============
Earnings (loss) per share:
    Basic ....................................................................     $      (4.20)     $       1.27      $       1.19
                                                                                   ============      ============      ============
    Diluted ..................................................................     $      (4.20)     $       1.20      $       1.12
                                                                                   ============      ============      ============

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           ADDITIONAL     FOREIGN CURRENCY    RETAINED EARNINGS         TOTAL
                                                            PAID-IN          TRANSACTION         (ACCUMULATED       SHAREHOLDERS'
                                     COMMON STOCK           CAPITAL          ADJUSTMENT            DEFICIT)            EQUITY
                                    ---------------     ---------------    ---------------     ---------------     ---------------
Balances at January 3, 1997 ........$            43     $        14,856    $             6     $         7,725     $        22,630
Stock issued in acquisitions .......              1               1,110               --                  --                 1,111
Exercise of employee stock options .              1                 542               --                  --                   543
Other ..............................           --                  --                 --                    26                  26
Net income .........................           --                  --                 --                 5,210               5,210
Foreign currency translation
   adjustments .....................           --                  --                 (185)               --                  (185)
                                    ---------------     ---------------    ---------------     ---------------     ---------------
    Comprehensive income ...........                                                                                         5,025
                                                                                                                   ---------------
Balances at January 2, 1998 ........             45              16,508               (179)             12,961              29,335
Stock issued in acquisitions .......              7              13,434               --                  --                13,441
Exercise of employee stock options .           --                   488               --                  --                   488
Issuance of warrants related to
  subordinated debt ................           --                 1,242               --                  --                 1,242
Net income .........................           --                  --                 --                 6,222               6,222
Foreign currency translation
   adjustments .....................           --                  --                 (166)               --                  (166)
                                    ---------------     ---------------    ---------------     ---------------     ---------------
    Comprehensive income ...........                                                                                         6,056
                                                                                                                   ---------------
Balances at January 1, 1999 ........             52              31,672               (345)             19,183              50,562
Stock issued in acquisitions .......           --                   500               --                  --                   500
Exercise of employee stock options .           --                    50               --                  --                    50
Repricing of an employee's options .           --                   333               --                  --                   333
Net loss ...........................           --                  --                 --               (21,991)            (21,991)
Foreign currency translation
  adjustments ......................           --                  --                  317                --                   317
                                    ---------------     ---------------    ---------------     ---------------     ---------------
    Comprehensive loss .............                                                                                       (21,674)
                                                                                                                   ---------------

Balances at December 31, 1999 ......$            52     $        32,555    $           (28)    $        (2,808)    $        29,771
                                    ===============     ===============    ===============     ===============     ===============

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                            FISCAL YEAR ENDED
                                                                              ----------------------------------------------
                                                                              DECEMBER 31,      JANUARY 1,       JANUARY 2,
                                                                                  1999             1999             1998
                                                                              ------------     ------------     ------------
Cash flows from operating activities:
   Net income (loss) .....................................................    $    (21,991)    $      6,222     $      5,210
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, excluding the effects of acquisitions:

          Bad debt expense ...............................................           6,031            1,230               82
          Depreciation and amortization ..................................           6,244            3,987            1,805
          Noncash disposition and write-offs on closed operations ........          11,529             --               --
          Noncash transaction costs ......................................             340              519             --
          Noncash interest expense .......................................             548              354             --
          Deferred income taxes ..........................................            (437)             655               91
          Other ..........................................................             148              (28)            (324)
          Change in assets and liabilities:
              Accounts receivable ........................................          17,054          (18,491)          (8,052)
              Growers advances ...........................................          (1,056)          (1,175)            --
              Inventories ................................................           1,047           (1,576)              10
              Prepaid expenses ...........................................             343            1,343             (721)
              Other assets ...............................................          (5,852)            (244)            (675)
              Accounts payable ...........................................         (13,428)          13,508            4,637
              Accrued expenses and other current liabilities .............           3,833           (4,699)          (2,140)
                                                                              ------------     ------------     ------------
                   Total adjustments .....................................          26,344           (4,617)          (5,287)
                                                                              ------------     ------------     ------------
                   Net cash provided by (used in) operating activities ...           4,353            1,605              (77)
                                                                              ------------     ------------     ------------
Cash flows from investing activities:
    Additions to property, plant and equipment, net ......................          (6,731)          (6,118)          (4,713)
    Cost of acquisitions, exclusive of cash acquired .....................          (2,644)         (17,176)          (6,672)
    Proceeds from sale of equipment ......................................           1,007             --                354
                                                                              ------------     ------------     ------------
Net cash used in investing activities ....................................          (8,368)         (23,294)         (11,031)
                                                                              ------------     ------------     ------------
Cash flows from financing activities:
Proceeds from revolving line of credit ...................................          89,079          124,572           34,906
Repayments of revolving line of credit ...................................         (79,460)        (117,777)         (26,569)
Proceeds from short term indebtedness ....................................              22            5,449             --
Repayments of short term indebtedness ....................................          (3,481)         (11,808)            --
    Proceeds from shareholder loans ......................................            --               --              1,046
    Additions to long-term indebtedness ..................................             748           20,017              154
    Payments of long-term indebtedness ...................................            (982)            (703)            (373)
    Net proceeds from exercise of employee stock options .................              50              498              543
    Other ................................................................            --               --                (89)
                                                                              ------------     ------------     ------------
                   Net cash provided by financing activities .............           5,976           20,248            9,618
                                                                              ------------     ------------     ------------
Effect of exchange rate changes on cash ..................................              65             (113)             (32)
                   Net increase (decrease) in cash and cash equivalents ..           2,026           (1,554)          (1,522)
Cash and cash equivalents at beginning of year ...........................           1,171            2,725            4,247
                                                                              ------------     ------------     ------------
Cash and cash equivalents at end of year .................................    $      3,197     $      1,171     $      2,725
                                                                              ============     ============     ============

Supplemental disclosures of cash flow information:
    Cash paid for interest ...............................................    $      5,418     $      1,753     $        437
    Cash paid for income taxes ...........................................    $      3,809     $      5,420     $      3,093

                 The notes to consolidated financial statements
                    are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1999 AND JANUARY 1, 1999

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Fresh America Corp ("Fresh America", or the "Company") provides procurement, processing, re-packing, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses.

      The Company was founded in 1989 and commenced operations by delivering produce to one Sam's Club ("Sam's"), a division of Wal-Mart Stores, Inc. ("Wal-Mart"). The success of the initial venture in Houston, Texas allowed the Company to rapidly expand its relationship with Sam's. Today, under an exclusive supply agreement serviced from 4 distribution centers, the Company procures, warehouses and distributes produce and other perishable products to 238 Sam's Clubs in the Midwest, Northwest and Southwest. See Note 2 for further information on the Sam's relationship.

      Fresh America made 16 acquisitions from 1995 through 1998 and added various customer alliances involving fresh produce procurement, warehousing, distribution and/or marketing. Through these acquisitions and new customer relationships ("programs"), the Company expanded its cold chain distribution network to become national in scope, diversified its customer and supplier relationships and expanded its value-added processing capabilities. During 1999, the Company also reduced overhead levels, closed or sold certain under-performing business units and redirected its resources away from a capital-intensive acquisition strategy to a strategy that further enhances and better leverages its existing infrastructure and uses cash flow to reduce debt.

      The following are the significant accounting policies followed by Fresh America in the preparation of the consolidated financial statements.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Fresh America Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      FISCAL YEAR - The Company's fiscal year is a 52-week or 53-week period ending on the Friday closest to the calendar year end. The fiscal years ended December 31, 1999, (fiscal 1999), January 1, 1999 (fiscal 1998) and January 2, 1998 (fiscal 1997) were 52-week periods.

      CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

      FAIR VALUE OF FINANCIAL INSTRUMENTS- THE Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company's financial statements include cash and cash equivalents, accounts receivable, notes receivable from shareholders, other assets, accounts payable and other current liabilities, notes payable and long-term debt. Unless otherwise disclosed in the notes to the consolidated financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of long-term debt approximates fair value as terms approximate those currently available for similar debt instruments.

      INVENTORIES - Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

                       FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      PROPERTY, PLANT, AND EQUIPMENT - Depreciation of plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets (from 5 to 40 years). Plant and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

      STOCK OPTION PLAN - The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company also provides certain proforma disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" had been applied.

      REVENUE RECOGNITION - During November 1995, the Company commenced operations under its current Agreement with Sam's and, as a consequence, recognizes revenue upon delivery of product. For all other customers, revenue is recognized at such time as the product has been delivered or the service has been rendered.

      INCOME TAXES - Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and for operating loss and tax credit carryforwards, at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 9 - Income Taxes for additional information.

      EARNINGS PER SHARE - Basic earnings per share ("EPS") is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shares used in calculating basic and diluted EPS are as follows:

                                                                                                1999           1998           1997
                                                                                              --------       --------       --------
                                                                                                          (In thousands)
Weighted average common shares
  outstanding - basic .................................................................          5,243          4,898          4,376

Dilutive securities:
  Common stock options ................................................................           --              149            190
  Contingent shares related to acquisitions ...........................................           --              157             73
                                                                                              --------       --------       --------
Weighted average shares common outstanding - diluted ..................................          5,243          5,204          4,639
                                                                                              ========       ========       ========

      The number of weighted average common shares outstanding used in the computation of diluted EPS includes the effect of dilutive options using the treasury stock method. For fiscal years 1999, 1998 and 1997, there are 497,000, 125,000 and 5,000 options and warrants, respectively, to purchase common stock that were not included in the computation of diluted EPS because to do so would have been antidilutive for the fiscal years presented.

      COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative foreign currency translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the shareholders' equity section of a balance sheet.

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

      NEW ACCOUNTING STANDARDS - The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement, as amended by SFAS No. 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements. The Company will adopt the provisions of SFAS No. 133, if applicable, in the first quarter of fiscal 2001.

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

      The Company's relationship with Sam's is governed by the terms and conditions of a five-year agreement (the "Agreement"), which became effective December 1, 1995 and expires on November 30, 2000. Sam's has formally notified the Company that it will begin internal distribution of produce for all its clubs beginning in December of 2000. Therefore, the Agreement will not be renewed.

                       FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      Each year since 1997, Sam's has elected to exercise its existing option under the Agreement to distribute produce directly with respect to 40 clubs, thereby reducing the number of clubs to which the Company distributes. Accordingly, the Company has conducted its operations assuming that Sam's would withdraw 40 clubs per year.

      The Agreement transfers ownership of the product to Sam's as it enters the clubs and complete operational authority within the produce departments of each club. Accordingly, Sam's assumes all costs and liabilities related to the operation of the departments, including all in-club personnel costs, merchandising and sales costs, customer returns and credits, and product shrink. Under the Agreement, the Company invoices Sam's for product delivered to the clubs in accordance with purchase orders issued by Sam's.

      Sam's Club is the Company's largest customer, and accounted for approximately 31%, 37% and 55% of the Company's sales for fiscal years 1999, 1998 and 1997, respectively. Receivables from Sam's included in trade accounts receivable as of December 31, 1999 and January 1, 1999 totaled $14,421,000 and $16,338,000 respectively.

NOTE 3.  ACQUISITIONS.

      ACQUISITION UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

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

         The acquisition of OTF constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, in 1998 all prior period consolidated financial statements presented were restated to include the combined results of operations, financial position and cash flows of OTF as though it had always been a part of the Company.

         There were no transactions between OTF and the Company prior to the combination, and immaterial adjustments were recorded to conform OTF's accounting policies to those of the Company. Certain reclassifications were made to the OTF financial statements to conform to the Company's presentations.

            In connection with the acquisition of OTF, the Company incurred nonrecurring transaction costs of approximately $1,000,000 (net of tax), which were expensed in the first quarter of 1998. The nonrecurring transaction costs included approximately $519,000 of non-cash expenses (net of tax) related to the issuance of 52,342 shares (which were included in the total 609,713 shares issued) of the Company's common stock to the financial advisors of OTF.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ACQUISITIONS UNDER THE PURCHASE METHOD OF ACCOUNTING.

         On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based in Norwalk, California. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share based on the market value of the stock at the time of the transaction, and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of the business of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments were recorded as a liability and were payable in cash, common stock or a combination of cash and common stock. In January 1999, the Company paid $1,000,000 in satisfaction of the minimum amount due for the contingent payment related to fiscal 1998. The payment was made in the form of $500,000 cash and issuance of 35,540 shares of common stock valued at $14.07 per share. The remaining 1998 contingent payment of $5.3 million was paid in cash in the second quarter of 1999. The 1999 contingent payment of $1.5 million was paid in cash in January 2000.

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

      Effective October 3, 1998, the Company acquired substantially all of the net operating assets and the business of King's Onion House, Inc. ("King"), a produce distribution and value-added company based in Phoenix, Arizona. As consideration for the net assets received, the Company paid $4,000,000 in cash, issued 164,667 shares of Company common stock valued at $14.57 per share based on the market value of the stock at the time of the transaction, and a contingent payment of 1.7 times King's average annual pretax profit over a three-year term beginning October 3, 1998. Any contingent payment will be payable by 50 percent cash and 50 percent common stock. On December 23, 1998, the agreement was amended to reduce the number of shares issued by 89,193 in exchange for the return of certain assets totaling $700,000 and the issuance of a $600,000 promissory note to the former owner of King. The promissory note was paid in installments (along with accrued interest at 7.75%) of $200,000 on April 12, 1999 and $400,000 on January 5, 2000.

         Effective October 30, 1998, the Company acquired all of the capital stock of Allied Perricone, Inc., formerly known as Sam Perricone Citrus Company ("Perricone"), a wholesale distributor of produce based in Los Angeles, California. As consideration, the Company paid cash of $1,765,300, issued 119,301 shares of common stock valued at $14.67 per share based on the market value of the stock at the time of the transaction, promissory notes totaling $3,500,000 and contingent payments. The promissory notes are payable in two installments (plus accrued interest at 7.75%), 50 percent due on the first anniversary of the agreement and 50 percent due on the second anniversary of the agreement. The contingent payments will be equal to 67% of pretax earnings of Perricone for each of three consecutive 12-month periods beginning October 2, 1998. The notes and any contingent payment will be payable by 50 percent cash and 50 percent common stock. The first installment, which was due October 31, 1999, has not been paid by the Company pending resolution of certain matters which are currently being negotiated.

                       FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         During fiscal 1997, the Company acquired all of the capital stock of two businesses and substantially all of the net assets of six other businesses. These acquisitions were accounted for using the purchase method of accounting and were acquired through the payment of $4,300,000 in cash, issuance of 54,000 shares of the Company's common stock (valued at $1,100,000), and assumption of $4,800,000 in liabilities. Part of the consideration given in the acquisition of Hereford Haven, Inc. d/b/a/ Martin Bros. (included in the fiscal 1997 acquisitions above), included a contingent payment of an amount equal to 4 times average pretax earnings for fiscal 1998 through 2000. The payment will be due March 31, 2001 and is payable up to 75% in stock at the Company's election.

      For those acquisitions accounted for using the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated financial statements of the Company from their respective acquisition dates. At the acquisition dates, the purchase price was allocated to assets acquired and liabilities assumed based on their relative fair market values. The excess of total purchase price over fair values of the net assets acquired was recorded as goodwill, which is being amortized over a 15 to 20 year period. The 1998 and 1997 acquisitions resulted in $24,131,000 and $8,325,000 of goodwill, respectively.

            The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses ("Acquisitions") discussed above as if the acquisitions occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill, decreased interest income, increased interest expense and related income tax effects. The pro forma financial information below (in thousands, except per share amount), does not necessarily reflect the results of operations that would have occurred had the Company and Acquisitions constituted a single entity during such periods.
                                                     1998
                                                   ---------
                      Net sales                    $ 739,939
                                                   =========
                      Net income                   $   7,877
                                                   =========
                      Earnings per share - diluted $    1.44
                                                   =========

NOTE 4.  TERMINATION OF  MERGER.

      On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint Holdings, Inc. ("FreshPoint") entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. Effective in October 1999, the agreement was terminated by the Company and FreshPoint. The Company and FreshPoint each agreed to pay their respective expenses in connection with the contemplated transaction. The Company incurred merger-related expenses of $3,850,000 in fiscal 1999. The expenses consisted primarily of legal and professional fees, severance costs and stay-to-close incentives associated with planned reductions in work force.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  DISPOSITION COSTS AND WRITE-OFFS ON CLOSED OPERATIONS.

      Related to the termination of the merger with FreshPoint, the management of the Company decided to improve its cost structure, streamline operations and divest the Company of underperforming assets. The Company's plan includes moving its accounting and administrative functions located in Houston, Texas to its executive offices in Dallas, Texas. This process, which will involve the termination of 16 employees, will be substantially completed in 2000. Additionally, in 1999 the Company decided to close or sell several of its underperforming food service operations and a wholesale market operation. These operations are located in Los Angeles and San Francisco, California, Orlando, Florida, Atlanta, Georgia, Baton Rouge, Louisiana, and Austin and San Antonio, Texas. The food service operations in Orlando, Los Angeles and Atlanta were closed during the third quarter, while the San Antonio and San Francisco operations were closed in October 1999. The Austin and Baton Rouge food service operations were sold in November 1999. The Company's Los Angeles market operation was closed February 4, 2000. As a result of the above transactions, the Company recorded the following charges in fiscal 1999 (in thousands):

Impairment of goodwill                                      $10,553
Loss on disposition of property and equipment                   976
   Closure costs:
      Liability for future lease                              1,161
      Severance                                                 412
      Other                                                     418
                                                            -------
                                                            $13,520
                                                            =======

      As of December 31, 1999, $117 for lease commitments and $417 for other closure costs had been paid.

NOTE 6.  ACCOUNTS RECEIVABLE.

Accounts receivable consist of (in thousands):

                                                   DECEMBER 31,    JANUARY 1,
                                                      1999           1999
                                                   -----------    -----------
Accounts receivable                                $    61,478    $    82,371
Less allowance for doubtful accounts                    (2,593)        (1,697)
                                                   -----------    -----------
                                                   $    58,885    $    80,674
                                                   ===========    ===========

         The following table summarizes the activity in the Company's allowance for doubtful accounts in fiscal 1997 through 1999 (in thousands):

                     BALANCE AT BEGINNING     BAD DEBT          ACQUIRED                             BALANCE AT END OF
   FISCAL YEAR           OF PERIOD            EXPENSE          COMPANIES          WRITE-OFFS              PERIOD
   -----------       --------------------     --------         ---------          ----------         ------------------
      1999                  $1,697             $6,031              $ -              $(5,135)               $2,593
      1998                     943              1,230              700               (1,176)                1,697
      1997                      42                 82              864                  (45)                  943

                       FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of (in thousands):

                                                                                               DECEMBER 31,            JANUARY 1,
                                                                                                   1999                   1999
                                                                                              ---------------       ---------------
Land ...................................................................................      $           727       $           727
Buildings ..............................................................................                5,328                 5,223
Machinery, furniture, fixtures and equipment ...........................................               18,010                14,581
Trucks and trailers ....................................................................                4,586                 5,862
Leasehold improvements .................................................................                7,177                 7,212
                                                                                              ---------------       ---------------
                                                                                                       35,828                33,605
Less accumulated depreciation and amortization .........................................              (11,388)               (9,705)
                                                                                              ---------------       ---------------
Property, plant and equipment, net .....................................................      $        24,440       $        23,900
                                                                                              ===============       ===============

NOTE 8. DEBT AND LIQUIDITY.

Debt consists of the following (in thousands):

                                                                                                 DECEMBER 31,         JANUARY 1,
                                                                                                     1999               1999
                                                                                                ---------------    ---------------
Subordinated note, net of unamortized discount of $737 and $1,056, respectively ..............  $        19,263    $        18,944
Revolver .....................................................................................           21,237             12,400
Canadian Revolver ............................................................................            9,088              7,779
Notes related to acquisitions (see Note 3) ...................................................            5,644              9,415
Mortgage note payable, prime plus 1/4% due in monthly payments through March 2000;
      secured by land and building ...........................................................              332                340
Various equipment loans with interest rates from 6.75% to 14%; maturities of one to 5 years ..            1,725              1,914
                                                                                                ---------------    ---------------
Total debt ...................................................................................           57,289             50,792
Current portion ..............................................................................           24,446             14,807
                                                                                                ---------------    ---------------
Long-term debt, less current portion .........................................................  $        32,843    $        35,985
                                                                                                ===============    ===============

      The Company is party to a senior secured revolving credit facility agreement (the "Revolver") with a bank (the "Senior Lender") and a subordinated note agreement with an insurance company (the "Subordinated Lender"). The Company was not in compliance with certain covenants under the agreement with the Senior Lender during fiscal 1999 and was not in compliance with certain covenants under both agreements at December 31, 1999. Subsequent to December 31, 1999, the Company entered into an amendment (the tenth amendment to the Revolver) of the agreement with the Senior Lender that waived the instances of noncompliance and established new terms, including terms for repayment of the outstanding borrowings, obtained waivers from the Subordinated Lender for instances of noncompliance at December 31, 1999 and anticipated future instances of noncompliance through January 1, 2001, and entered into a commitment agreement with the Subordinated Lender to provide additional financing through the purchase of $5.0 million of the Company's 12% redeemable cumulative preferred stock ("Preferred Stock"), and to restructure the existing subordinated notes.

                       FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The Company's Revolver provides for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The available and outstanding Revolver balance was reduced to $21.0 million as of March 31, 2000. Available borrowings under the Revolver will be further reduced by scheduled principal reductions of $1.0 million on June 30, 2000, $2.0 million on September 30, 2000, and $2.0 million on December 31, 2000. In addition to the scheduled principal reductions described above, all proceeds from any income tax refunds or disposition of assets or subsidiaries and a minimum of one-half of any proceeds from the issuance of debt or equity securities (other than the Preferred Stock) must be used to further permanently reduce available and outstanding bank borrowings. Repayment of the Revolver balance is due in February 2001. Under the amended agreement, interest will accrue at prime plus 3% (currently 12%) through the expiration of the agreement in February 2001. The Company must also comply with certain minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") requirements and capital expenditure restrictions. The amendment also requires the deferral of interest payments to the Subordinated Lender until the earlier of May 1, 2001 or such time that the Subordinated Lender funds the purchase of the Preferred Stock.

      The Subordinated Lender holds notes totaling $20.0 million, bearing interest at 12%, payable semi-annually in May and November. Principal payments of $6.7 million each are due in May 2001 and 2002 with the remainder due in May 2003. In connection with the waivers provided to the Company, the Subordinated Lender also agreed to defer receipt of interest payments and waive such nonpayment of interest as an event of default until the earlier of May 1, 2001 or the funding of the Preferred Stock.

      Under the terms of the commitment agreement with the Subordinated Lender, which is contingent upon the execution of a formal purchase agreement containing customary representations, warranties, covenants and conditions, the lender is to purchase $5.0 million of Preferred Stock, the funding of which is scheduled to occur by April 30, 2000. In conjunction with the purchase and funding of the Preferred Stock, the terms of the commitment agreement provide that the repayment terms of the subordinated notes will be modified such that the entire balance will be due in a single payment 7 years from the date of the funding of the Preferred Stock. The terms of the commitment agreement also decrease the exercise price of 155,483 warrants previously issued to the Subordinated Lender from $22.70 to $3.25 per share and extend the expiration date of the warrants to approximate the modified maturity date of the subordinated notes. In connection with the purchase of the Preferred Stock, the Subordinated Lender will also be receiving warrants to purchase a number of common shares equal to approximately 7% of the Company's outstanding common stock (on a fully-diluted basis) at $3.25 per share.

      Upon funding of the Preferred Stock, the agreement with the Senior Lender will be further amended to include additional scheduled principal reductions of $1.5 million in 2000, eliminate the minimum EBITDA requirement and limit the monthly Revolver balance to predetermined amounts in excess of a computed borrowing base.

      Failure of the Company to comply with the terms of the amended agreement with the Senior Lender or the agreement with the Subordinated Lender could result in a default under the terms of the agreements. Upon the occurrence of an event of default, the lenders would be entitled to declare the amounts outstanding, including accrued interest to be immediately due and payable. If repayment of the Company's debt was to be accelerated, the Company cannot be certain that its assets or liquidity would be sufficient to repay such debt.

                       FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20.0 million ($13.9 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrue at U.S. prime plus 0.75% (9.25% at December 31, 1999) or Canadian prime plus 0.75% (7.25%), depending on the denomination of the borrowings. The Canadian Revolver had an outstanding balance of CDN $13.1 million ($9.1 million) as of December 31, 1999.

      Management believes that the combination of cash generated from ongoing operating activities and the realization of recent reductions in overhead expenses, and the effects of the amendment to the Revolver will enable the Company to meet its obligations as they come due in 2000. Furthermore, management anticipates closing of the financing arrangements with the Subordinated Lender and continuing its efforts to complete the refinancing of the remaining Revolver balance on or before the February 2001 maturity date.

      The aggregate maturities of long-term debt, which reflect the terms of the amended senior secured revolving credit facility agreement as discussed above, for the five fiscal years subsequent to December 31, 1999 are as follows (in thousands): 2000 - $24,446; 2001 - $19,249; 2002 - $6,734; 2003 - $6,769 and
2004 - $91.

NOTE 9. INCOME TAXES.

The components of income tax expense (benefit) consisted of (in thousands):

                                                                                              FISCAL YEAR ENDED
                                                                        ------------------------------------------------------------
                                                                         DECEMBER 31,            JANUARY 1,            JANUARY 2,
                                                                             1999                   1999                  1998
                                                                        ---------------        ---------------       ---------------
Current:
    Foreign .....................................................       $         2,190        $         1,709       $         1,001
    Federal .....................................................                (3,979)                 2,346                 2,455
    State .......................................................                  (404)                   331                   374
Deferred ........................................................                  (437)                   655                    91
                                                                        ---------------        ---------------       ---------------
                                                                        $        (2,630)       $         5,041       $         3,921
                                                                        ===============        ===============       ===============

Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following (in thousands):

                                                                                                FISCAL YEAR ENDED
                                                                             ------------------------------------------------------
                                                                               DECEMBER 31,         JANUARY 1,         JANUARY 2,
                                                                                   1999               1999                1998
                                                                             ---------------     ---------------    ---------------
Federal income tax expense (benefit) at statutory rates .....................$        (8,617)    $         3,942    $         3,105
Increase (reduction) in income taxes resulting from:
  Change in the beginning-of-the-year balance of the valuation allowance
     for deferred tax assets ................................................          4,586                --                 --
  Nondeductible goodwill amortization and impairment ........................          2,092                --                 --
  Tax rate and other differences related to Canadian subsidiaries ...........            490                 573                557
  Non-deductible transaction costs ..........................................           --                   233               --
  State income taxes, net of federal income tax benefit .....................           (262)                215                247
  Adjustment to prior year's estimated provision ............................           (947)               --                 --
  Other .....................................................................             28                  78                 12
                                                                             ---------------     ---------------    ---------------
                                                                             $        (2,630)    $         5,041    $         3,921
                                                                             ===============     ===============    ===============

                          FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                                DECEMBER 31,          JANUARY 1,
                                                                                                   1999                  1999
                                                                                              ---------------       ---------------
Deferred tax assets:
    Net operating loss carryforwards ...................................................      $         2,863       $           115
    Accruals not currently deductible ..................................................                2,318                   224
    Other ..............................................................................                   32                   148
                                                                                              ---------------       ---------------
       Total deferred tax assets .......................................................                5,213                   487
    Less valuation allowance ...........................................................               (4,586)                 --
                                                                                              ---------------       ---------------
    Net deferred tax asset .............................................................                  627                   487
                                                                                              ---------------       ---------------
Deferred tax liabilities:
    Income not currently taxable .......................................................                  295                   716
    Property, plant and equipment depreciation .........................................                  451                   374
    Goodwill ...........................................................................                  176                   129
                                                                                              ---------------       ---------------
       Total deferred tax liabilities ..................................................                  922                 1,219
                                                                                              ---------------       ---------------
Net deferred tax liability .............................................................      $          (295)      $          (732)
                                                                                              ===============       ===============

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent primarily upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon current projections for future U.S. taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not that its deferred tax assets related to U.S. operations will not be realized and a valuation allowance for such assets is required at December 31, 1999.

      At December 31, 1999, the Company has a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $7,500,000 available to reduce future income taxes. If not utilized to offset future taxable income, the NOL carryforward will expire, $286,000 in 2006 through 2007 and $7,214,000 in 2019.

      During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. After an ownership change, utilization of a loss corporation's NOL carryforward is limited annually to a prescribed rate times the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three-year period proceeding the test date. The Company's NOL carryforward, which expires in 2006 and 2007, is limited to the use of approximately $193,000 on an annual basis.

NOTE 10.  OPTIONS AND WARRANTS.

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

                       FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      In July 1996, the Company adopted the Fresh America Corp. 1996 Stock Option and Award Plan (the "1996 Plan"), which reserved 150,000 shares of the Company's common stock for issuance to employees and directors. Effective May 22, 1998, the Company amended and restated the 1996 Plan, which increased the number of shares reserved from 150,000 to 625,000. At December 31, 1999 and January 1, 1999, options for 467,000 and 472,000 shares, respectively, were available for issuance.

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

The following table summarizes stock option activity under the Plans for fiscal 1997 through fiscal 1999:

                                                                                                                           WEIGHTED
                                                                STOCK OPTIONS                OPTION PRICE RANGE            AVERAGE
                                                         ---------------------------      --------------------------       EXERCISE
                                                           ISSUED         EXERCISABLE        LOW             HIGH           PRICE
                                                         ----------       -----------     ----------      ----------      ----------
At January 3, 1997 ................................         397,509          305,509      $     0.02      $    17.75      $     7.56
    Granted .......................................          51,500                            14.00           25.50           15.61
    Exercised .....................................        (115,670)                            0.02           11.75            3.56
    Canceled ......................................          (7,000)                           14.00           14.00           14.00
                                                         ----------
At January 2, 1998 ................................         326,339          291,839      $     3.55      $    25.50      $    10.11
    Granted .......................................          78,500                            12.75           19.88           16.51
    Exercised .....................................         (30,140)                            3.55           11.75            7.11
    Canceled ......................................          (1,000)                           14.00           14.00           14.00
                                                         ----------
At January 1, 1999 ................................         373,699          315,199      $     3.55      $    25.50      $    11.69
    Granted .......................................          20,000                            13.75           13.75           13.75
    Exercised .....................................          (5,353)                            3.55           14.00            9.41
    Canceled ......................................         (54,250)                            5.00           17.75           13.63
                                                         ----------
At December 31, 1999 ..............................         334,096          319,096      $     3.55      $    25.50      $    11.53
                                                         ==========

                          FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about the Company's stock options outstanding as of December 31, 1999:

                                          OPTIONS OUTSTANDING
                            ---------------------------------------------                             OPTIONS EXERCISABLE
                                                      WEIGHTED-AVERAGE                       --------------------------------------
       RANGE OF             NUMBER OUTSTANDING AT   REMAINING CONTRACTUAL  WEIGHTED-AVERAGE  NUMBER EXERCISABLE    WEIGHTED-AVERAGE
    EXERCISE PRICES             DEC. 31, 1999                LIFE           EXERCISE PRICE     AT DEC. 31, 1999      EXERCISE PRICE
-------------------------   ---------------------   ---------------------  ----------------  ------------------    ----------------
 $3.55       to     $5.00           46,343                 4.4 years             $4.58              46,343               $4.58
 $5.01       to     $7.00           38,253                 4.9                   $5.91              38,253               $5.91
 $7.01       to     $9.00           34,500                 4.5                   $8.93              34,500               $8.93
 $9.01       to    $11.00           15,000                 4.4                   $9.90              15,000               $9.90
$11.01       to    $13.00           76,500                 7.3                  $12.08              61,500              $10.00
$13.01       to    $15.00           49,000                 8.0                  $13.90              49,000              $13.90
$17.01       to    $19.00           53,500                 7.9                  $17.40              53,500              $17.40
$19.01       to    $21.00           20,000                 8.6                  $19.88              20,000              $19.88
$23.01       to    $25.50            1,000                 8.0                  $25.50               1,000              $25.50
                            ---------------------                                            ------------------
                                   334,096                                                         319,096
                            =====================                                            ==================

      The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined for grant dates subsequent to January 1, 1995 based on the fair value at the grant date of awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           FISCAL YEAR
                                         ---------------------------------------
(In thousands, except
earnings per share data)
                                            1999           1998          1997
                                         ----------     ----------    ----------
Net income (loss) - as reported ........ $  (21,991)    $    6,222    $    5,210
Net income (loss) - pro forma .......... $  (22,319)         5,801         4,808
Earnings (loss) per share - as reported:
           Basic .......................      (4.20)          1.27          1.19
           Diluted .....................      (4.20)          1.20          1.12
Earnings (loss) per share - pro forma:
           Basic .......................      (4.26)          1.18          1.10
           Diluted .....................      (4.26)          1.11          1.04


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for fiscal 1999, 1998 and 1997 for both plans: no dividend yield; expected volatility of 136% in 1999, 95% in 1998 and 78% in 1997; risk-free interest rates of 5.9% in 1999, 4.2% to 5.6% in 1998 and 5.7% in 1997; and expected lives of three to five years. The weighted average fair value per share of the options granted during fiscal 1999, 1998 and 1997 is estimated to be $12.23, $12.29 and $9.18, respectively. As of December 31, 1999, the weighted-average remaining contractual life of outstanding options was 6.5 years.

                       FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      NOTE  11.  EMPLOYEE BENEFIT PLAN.

      Effective January 1, 1992, the Company adopted the Fresh America Corp. 401(k) Profit Sharing Plan (the "Plan"), which provides for the Company, at its option, to make a matching contribution of up to 6% of each qualifying employee's annual earnings. The Company's matching contribution under the Plan was $343,000, $301,000 and $111,000 for the fiscal years 1999, 1998 and 1997, respectively.

NOTE 12.  CONTINGENCIES AND COMMITMENTS.

      The Company is obligated under certain noncancelable operating leases (with initial or remaining lease terms in excess of one year). The future minimum lease payments under such leases as of December 31, 1999 are (in thousands):

               Fiscal years ending:
                 2000                                    $8,274
                 2001                                     6,659
                 2002                                     4,634
                 2003                                     3,253
                 2004                                     2,651
               Thereafter                                10,605
                                                        -------
                       Total minimum lease payments     $36,076
                                                        =======

      Rental expense amounted to approximately $12,569,000, $9,036,000 and $5,048,000 for the fiscal years 1999, 1998 and 1997 respectively, of which approximately $5,653,000, $3,616,000 and $2,463,000 relates to truck and trailer rental which is included in cost of sales.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED).

Summarized quarterly financial data is as follows (in thousands, except earnings per share data):

                                                          FISCAL 1999(A)
----------------------------------------------------------------------------------------------------------------------------------
                                                                FIRST QTR.        SECOND QTR.       THIRD QTR.         FOURTH QTR.
                                                               ------------      ------------      ------------       ------------
Net sales ................................................     $    173,427      $    194,102      $    151,220       $    151,126
Gross profit .............................................           22,006            23,691            14,472             17,729
Gross margin .............................................             12.7%             12.2%              9.6%              11.7%
Net income (loss) ........................................     $      1,181      $      1,253      $    (11,445)      $    (12,980)
Earnings (loss) per share - basic ........................             0.23              0.24             (2.18)             (2.48)
Earnings (loss) per share - diluted ......................             0.22              0.23             (2.18)             (2.48)

                                                          FISCAL 1998(A)
----------------------------------------------------------------------------------------------------------------------------------
                                                                FIRST QTR.        SECOND QTR.       THIRD QTR.         FOURTH QTR.
                                                               ------------      ------------      ------------       ------------
Net sales ................................................     $    133,007      $    159,598      $    140,259       $    176,626
Gross profit .............................................           14,520            17,442            15,437             24,535
Gross margin .............................................             10.9%             10.9%             11.0%              13.9%
Net income ...............................................     $        454      $      1,960      $        589       $      3,219
Earnings per share - basic ...............................             0.10              0.41              0.12               0.63
Earnings per share - diluted .............................             0.10              0.40              0.11               0.59

(a) Each quarter in the 52-week year contains 13 weeks.

NOTE 14.  SEGMENT AND RELATED INFORMATION.

      SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about products and services. It is impractical for the Company to report the revenues from external customers for each product and service or each group of products and services. The management of the Company measures performance based on the gross margins and pretax income generated from each of the Company's operations. Pretax income for the purpose of management's analysis does not include corporate overhead such as selling, general and administrative expenses and income tax expense. Since the business units have similar economic characteristics and are engaged in procurement, processing and distribution of produce, they have been aggregated into one reportable segment for reporting purposes. See Note 2 - "Agreement with Sam's Club" for discussion of the Company's major customer.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Summarized information regarding the Company's significant operations in different geographic areas, including domestic operations, as of and for the three fiscal years ended December 31, 1999 follows (in thousands):

                                                                     LONG-LIVED
                                                     NET SALES         ASSETS
                                                     ----------      ----------
December 31,1999
     United States .............................     $  576,658      $   46,976
     Canada ....................................         93,217           3,985
                                                     ----------      ----------
           Total ...............................     $  669,875      $   50,961
                                                     ==========      ==========

January 1, 1999
     United States .............................     $  523,566      $   55,924
     Canada ....................................         85,924           3,437
                                                     ----------      ----------
           Total ...............................     $  609,490      $   59,361
                                                     ==========      ==========

January 2, 1998
     United States .............................     $  349,304      $   20,791
     Canada ....................................         80,220           3,815
                                                     ----------      ----------
           Total ...............................     $  429,524      $   24,606
                                                     ==========      ==========