Form 10-K/A
period 1999-12-31
FRESH AMERICA CORP
filed 2000-05-08
CIK 921614

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Based on the closing price reported on the Nasdaq National Market on March 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant as of such date was $20,974,000.

   Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of March 24, 2000:

     TITLE OF EACH CLASS OF COMMON STOCK                NUMBER OF OUTSTANDING
        Common Stock, $.01 par value                          5,243,404

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth certain information concerning the executive officers and directors of the Company as of March 24, 2000.

      NAME                AGE            POSITION WITH THE COMPANY
----------                ---      -------------------------------
David I. Sheinfeld         45      Chairman of the Board and President
Colon Washburn             54      Chief Executive Officer and Director
John H. Gray               50      Executive Vice President and Chief
Gary D. Wiener             48      Financial Officer Executive Vice President
                                   and Chief Operating Officer
Thomas M. Hubbard          57      Director
Sheldon I. Stein           46      Director
Lawrence V. Jackson        46      Director

      DAVID I. SHEINFELD. Mr. Sheinfeld joined the Company in June 1990 and joined its Board of Directors in March 1991. In 1992, Mr. Sheinfeld became Chairman of the Board and Chief Executive Officer (CEO) of the Company. In October 1999, Mr. Sheinfeld relinquished the CEO position to Mr. Washburn and was appointed President in March 2000. From 1980 to 1990, Mr. Sheinfeld was a practicing attorney and involved in real estate development. Mr. Sheinfeld sought Title 11 bankruptcy protection in February 2000 as a precautionary measure because of an individual's alleged claims, arising from a real estate transaction occuring prior to Mr. Sheinfeld's association with the Company. The validity and enforceability of such allegations are presently being contested.

      COLON WASHBURN. In October 1999, Mr. Washburn was appointed CEO of the company. Mr. Washburn has been a director of the Company since July 1993. From 1971 until January 1993, Mr. Washburn was employed by Wal-Mart Stores, Inc. ("Wal-Mart"), where he served most recently as Executive Vice President of Sam's Wholesale Club, a division of Wal-Mart, and also as Senior Vice President of Wal-Mart. Since February 1993, Mr. Washburn has been President of Beau Chene Farms, a real estate development company. Additionally, Mr. Washburn serves as a director of Tandycrafts, Inc.

      JOHN H. GRAY. Mr. Gray joined the Company in September 1998 as Executive Vice President and Chief Financial Officer. From 1981 until September 1998, Mr. Gray was employed by Club Corporation International ("CCI"), a privately held company, where he served most recently as Chief Accounting Officer and Chief Administrative Officer. Mr. Gray also served on CCI's Board of Directors. Prior to joining CCI, Mr. Gray was the Controller/Treasurer for USLife Title Insurance Company and Supervising Senior Accountant with KPMG Peat Marwick.

      GARY D. WIENER. Mr. Wiener joined the company in 1993. In March 2000, Mr. Wiener was appointed Executive Vice President and Chief Operating Officer. From 1996 to 1999, Mr. Wiener served as the Corporate Vice President of Operations. Mr. Wiener served the Company in many capacities between 1993 and 1995 including Regional Director of Operations.

      THOMAS M. HUBBARD. Mr. Hubbard, a founder of the Company, has been a director since 1989 and served as the Company's President until April 1992. Mr. Hubbard has worked in the produce industry for more than 30 years and is an active investor in a number of produce companies.

      SHELDON I. STEIN. Mr. Stein has been a director of the Company since December 1992. Mr. Stein is a Senior Managing Director of Bear, Stearns & Co. Inc. and heads the firm's southwestern investment banking operations. Mr. Stein serves as a director of four other companies with publicly traded securities, namely The Mens Wearhouse, Tandycrafts, Inc., Home Interiors & Gifts, Inc. and Precept Business Services, Inc.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended December 31, 1999 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's chief executive officer and each of the Company's other executive officers (the "named executive officers").

                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                                                      ------------
                                                                        ANNUAL COMPENSATION              SHARES
              NAME AND                                             -----------------------------       UNDERLYING       ALL OTHER
         PRINCIPAL POSITION                                YEAR    SALARY     BONUS      OTHER          OPTIONS      COMPENSATION(1)
---------------------------                                ----   --------   --------   --------      ------------   ---------------
David I. Sheinfeld .....................................   1999   $302,874   $   --     $   --                --     $         4,800
   Chairman of the Board and                               1998    298,819     50,000       --              20,000             4,800
   President                                               1997    250,230     90,000       --                --               4,750

Colon Washburn(4) ......................................   1999   $ 56,308   $   --     $  4,940             5,000   $          --
     Chief Executive Officer                               1998       --         --         --                --                --
                                                           1997       --         --         --                --                --

John H. Gray ...........................................   1999   $165,000   $   --     $   --                --     $         1,333
   Executive Vice President and                            1998     33,635      5,000       --                --                --
   Chief Financial Officer                                 1997       --         --         --                --                --

Gary D. Wiener .........................................   1999   $113,473   $   --     $   --                --     $         1,777
   Executive Vice President and                            1998    112,936      5,000       --                --               1,949
    Chief Operating Officer                                1997     96,923     17,000       --                --               1,731

Steven R. Grinstead(3) .................................   1999   $126,923   $   --     $237,491(2)           --     $         4,800
   Former President and Chief                              1998    194,327     25,000       --              12,500             4,800
   Operating Officer                                       1997    175,000     45,000       --                --               4,750

Ed Sabin(5) ............................................   1999   $119,231   $   --     $200,000(2)           --     $         4,800
   Former Executive Vice                                   1998    188,077      5,000       --                --               3,000
   President                                               1997    107,692     45,000       --               7,500              --

------------
(1) These amounts consist of contributions by the Company to a 401(k) plan on behalf of the named executive.

(2) This amount relates to severance compensation provided upon termination from the Company.

(3) Effective August 1999, Mr. Grinstead resigned as President and Chief Operating Officer (COO). In March 2000, Mr. Sheinfeld assumed the role of President and Mr. Wiener assumed the role of COO.

(4) Effective October 1999, Mr. Washburn was appointed CEO of the Company. Mr. Washburn's annual base compensation is $240,000.

(5) Effective July 1999, Mr. Sabin resigned his position as an Executive Vice President of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information concerning options to purchase Common Stock by the named executive officers during the 1999 fiscal year under the 1996 Fresh America Corp. Stock Option and Award Plan as amended and restated effective May 22, 1998 (the "1996 Plan").

                                                                                                     POTENTIAL REALIZABLE VALUE
                             NUMBER OF           PERCENT OF                                          AT ASSUMED ANNUAL RATE OF
                            SECURITIES          TOTAL OPTIONS                                        STOCK PRICE APPRECIATION
                            UNDERLYING           GRANTED TO                                             FOR OPTION TERM (A)
                              OPTIONS             EMPLOYEES       EXERCISE         EXPIRATION        -------------------------
      NAME                    GRANTED              IN 1999          PRICE             DATE               5%              10%
      ----             --------------------   ----------------    --------         ----------        ----------      ----------
Colon Washburn                 5,000                 100%           $4.50           11/8/2009          $14,150         $35,850

 (a) The "Potential Realizable Value" portion of the table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Common Stock over the term of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

      There were no options exercised by the named executive officers during the 1999 fiscal year.

COMPENSATION OF DIRECTORS

      The Company's non-employee directors receive cash compensation of $10,000 per year for serving on the Board of Directors and are reimbursed for expenses reasonably incurred in connection with their services as directors.

      Each director is eligible to receive stock options and awards under the 1996 Plan. Pursuant to the 1996 Plan, options to purchase 5,000 shares are automatically granted annually to each director who is not an officer or employee of the Company. Such automatic option grants are exercisable at fair market value on the date of grant. Pursuant to this provision, on November 9, 1999, each of Messrs. Hubbard, Stein, Washburn and Jackson received options to purchase 5,000 shares of Common Stock at $4.50 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Messrs. Stein and Washburn serve on the Compensation Committee of the Board of Directors. No Compensation Committee interlocks existed in fiscal 1999, and no insiders participated in Compensation Committee decisions in fiscal 1999.

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

Recipients of options will have the opportunity to share in the increased value that results from their efforts. The Plan Administration Committee makes specific awards of options based on an individual's ability to impact Company-wide performance and in light of the total compensation appropriate for the individual's position. The Compensation Committee and the Plan Administration Committee may also consider other bonus or long-term incentives at their discretion.

CHIEF EXECUTIVE OFFICER COMPENSATION

      In approving Mr. Washburn's compensation, the Board of Directors evaluated and compared Mr. Washburn's duties, responsibilities and performance results, and the overall results of the Company, to industry norms to determine the minimum level of base compensation required. The compensation committee did not recommend a cash bonus for fiscal 1999.

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

CORPORATE PERFORMANCE GRAPH

      The following graph compares the cumulative total return of the Company's Common Stock during the 5 year period ending December 31, 1999, with the Nasdaq Market Index and an index of companies within the Standard Industrial Code for Groceries and Related Products (the "Peer Index").

      The graph depicts the results of investing $100 in the Company's Common Stock, the Nasdaq Market Index and the Peer Index at closing prices on December 31, 1999. The graph assumes that all dividends were reinvested.

                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]


--------------------------------------------------------------------------------
                        12/30/94    1/5/96   1/3/97   1/2/98   12/31/98 12/31/99
                        --------    ------   ------   ------   -------- --------
Fresh America Corp.       100.00    136.13   223.53    269.75   225.21    65.55
SIC Code Index            100.00    129.80   132.03    176.35   198.85   222.73
Nasdaq Market Index       100.00    129.71   161.18    197.16   278.08   490.46
--------------------------------------------------------------------------------

      THE STOCK PRICE PERFORMANCE DEPICTED IN THE CORPORATE PERFORMANCE GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE PRICE PERFORMANCE. THE CORPORATE PERFORMANCE GRAPH WILL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE IN ANY FILING BY THE COMPANY UNDER THE SECURITIES ACT OR THE EXCHANGE ACT.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information believed by the Company to be accurate based on information provided to it concerning the beneficial ownership of Common Stock by (a) each shareholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (b) each director, (c) the Company's Chief Executive Officer, (d) each of the Company's other named executive officers and (e) all executive officers and directors as a group, as of March 24, 2000.

                                          NUMBER OF SHARES     PERCENT OF
      BENEFICIAL OWNER                   OF COMMON STOCK(1)      CLASS(2)
      ----------------                     ----------------      --------
David I. Sheinfeld (3)(4).............        513,697               9.71%
Thomas M. Hubbard (3)(5)..............        414,432               7.86%
Colon Washburn (3)(6).................         45,035               *
Sheldon I. Stein (3)(7)...............         37,813               *
Lawrence V. Jackson (3)(8)............         11,000               *
Gary D. Wiener (9)....................         10,600               *
John H. Gray  (10)....................          5,000               *
Gruber & McBaine Capital Management (11)      725,300              13.83%
DiMare Homestead, Inc. (12)...........        342,100               6.52%
All directors and executive officers
   as a group (7 persons) (13)........      1,207,180              22.28%

   ------------------
      * less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned, unless otherwise indicated.

(2) Percentages are based on the total number of shares outstanding at March 24, 2000, plus the total number of outstanding options held by each such person that are exercisable within 60 days of such date and securities exchangeable into Common Stock within 60 days of such date. Shares issuable upon exercise of outstanding options or through the conversion of securities exchangeable into Common Stock, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)   Director of the Company.

(4) Consists of 338,037 shares held of record by David I. Sheinfeld, as trustee of the Sheinfeld Family Trust, 120,100 shares held of record by the Sheinfeld Family Partnership, 10,023 shares held of record by Mr. Sheinfeld and 45,537 shares subject to options issued to Mr. Sheinfeld under the Company's stock option plans that are exercisable within 60 days. Mr. Sheinfeld's address is c/o Fresh America Corp. at 6600 LBJ Freeway, Suite 180, Dallas, Texas 75240.

(5) Includes 30,000 shares subject to options issued to Mr. Hubbard under the Company's stock option plans that are exercisable within 60 days. Mr. Hubbard's address is 740 Airport Blvd., Salinas, California 93912.

(6) Includes 35,753 shares subject to options issued to Mr. Washburn under the Company's stock option plans that are exercisable within 60 days.

(7) Includes 37,813 shares subject to options issued to Mr. Stein under the Company's stock option plans that are exercisable within 60 days.

(8) Includes 10,000 shares subject to options issued to Mr. Jackson under the Company's stock option plans that are exercisable within 60 days.

(9) Includes 10,500 shares subject to options issued to Mr. Wiener under the Company's stock option plans that are exercisable within 60 days.

(10) Includes 5,000 shares subject to options issued to Mr. Gray under the Company's stock option plans that are exercisable within 60 days.

(11) Based on information provided by Gruber & McBaine Capital Management, LLC ("GMCM"), Jon D. Gruber ("Gruber"), J. Patterson McBaine ("McBaine"), and Thomas O. Lloyd-Butler ("Lloyd-Butler"). GMCM's address is 50 Osgood Place, San Francisco, California 94133. This group reported that it had total ownership of 725,300 shares, and that the voting and dispositive power among such group's members is as follows:

                                               VOTING AND DISPOSITIVE
                                                       POWER
                                               ----------------------
              NAME                               SOLE         SHARED
              ----                             -------       --------
              GMCM.........................       --          601,100
              Gruber.......................     77,500        601,100
              McBaine......................     46,700        601,100
              Lloyd-Butler.................        --         601,100

(12) Based on information set forth in Schedule 13D, dated March 27, 2000, filed with the Securities and Exchange Commission (the "Commission") by DiMare Homestead, Inc. ("DiMare"). DiMare has sole voting power with regards to the 342,100 shares. DiMare's address is 258 NW 1st Avenue, Florida City, Florida 33034.

(13) Includes 164,603 shares subject to options issued to certain directors and executive officers of the Company that are exercisable within 60 days.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company entered into a six-month consulting agreement with Mr. Thomas Hubbard effective October 1, 1999. The agreement paid Mr. Hubbard $8,000 per month. The agreement calls for Mr. Hubbard to provide managerial oversight of King's Onion House, a wholly owned subsidiary of Fresh America. The agreement was extended for an additional twelve-month period beginning April 1, 2000.

      In December 1999, the Company made an unsecured loan in the principal amount of $175,000 to Mr. Sheinfeld. At such time, the Company also extended an existing $125,000 unsecured loan made to Mr. Sheinfeld in December, 1994. The $125,000 loan was to have been forgiven under the FreshPoint Merger Agreement if it had been completed. The extended note and the new note both bear interest at the Bank of America, N.A. prime rate and are due and payable in December, 2001.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

10.14 Tenth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of March 31, 2000.

  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FRESH AMERICA CORP.


Date:  April 28, 2000        By:/S/ JOHN H. GRAY
                                    John H. Gray
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial Officer)