Form 10-Q
period 2000-03-31
FRESH AMERICA CORP
filed 2000-05-15
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to          .
                                        ----------   ---------

                        Commission File Number 000-24124

                               FRESH AMERICA CORP.
             (Exact name of registrant as specified in its charter)

Texas                                                           76-0281274
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                  6600 LBJ FREEWAY, SUITE 180, DALLAS, TX 75240
             (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (972) 774-0575

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 8, 2000, the Registrant had 5,243,404 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 14. Exhibit index on page 14.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                MARCH 31,  DECEMBER 31,
                                                                                  2000        1999
                                                                               ----------  ------------
                                  ASSETS                                       (unaudited)
Current Assets:
  Cash and cash equivalents                                                    $   3,192    $   3,197
  Accounts receivable, net                                                        48,733       58,885
  Advances to growers                                                              2,568        3,296
  Inventories                                                                      9,098       10,624
  Prepaid expenses                                                                 1,631        1,618
  Income tax receivable                                                            4,967        5,900
                                                                               ---------    ---------
      Total current assets                                                        70,189       83,520

Property, plant and equipment, net                                                23,747       24,440
Notes receivable from shareholders                                                   359          359
Goodwill, net of amortization of $2,842 and $2,491, respectively                  23,146       23,497
Other assets                                                                       2,796        2,665
                                                                               ---------    ---------
Total assets                                                                   $ 120,237    $ 134,481
                                                                               =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                          $  31,266    $  24,446
  Accounts payable                                                                33,026       39,277
  Accrued salaries and wages                                                       1,587        2,191
  Other accrued expenses                                                           5,903        5,360
                                                                               ---------    ---------
      Total current liabilities                                                   71,782       71,274

Long-term debt, less current portion                                              19,944       32,843
Deferred income taxes                                                                292          295
Other liabilities                                                                    318          298
                                                                               ---------    ---------
      Total liabilities                                                           92,336      104,710
                                                                               ---------    ---------

Shareholders' Equity:
    Common stock $.01 par value (authorized 10,000,000 shares;
          issued 5,243,404 shares)                                                    52           52
    Additional paid-in capital                                                    32,555       32,555
    Foreign currency translation adjustment                                          (17)         (28)
    Accumulated deficit                                                           (4,689)      (2,808)
                                                                               ---------    ---------
      Total shareholders' equity                                                  27,901       29,771
Commitments and contingencies
                                                                               ---------    ---------
Total liabilities and shareholders' equity                                     $ 120,237    $ 134,481
                                                                               =========    =========


     The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   QUARTER ENDED
                                               ----------------------
                                                MARCH 31,    APRIL 2,
                                                  2000         1999
                                               ---------    ---------
Net sales                                      $ 142,652    $ 173,427
Cost of sales                                    127,503      151,421
                                               ---------    ---------
            Gross profit                          15,149       22,006
                                               ---------    ---------

Selling, general and administrative expenses      13,998       17,083
Bad debt expense                                     229          159
Depreciation and amortization                      1,512        1,515
                                               ---------    ---------
    Total operating costs and expenses            15,739       18,757
                                               ---------    ---------
           Operating income (loss)                  (590)       3,249
                                               ---------    ---------

Other income (expense):
    Interest expense                              (1,405)      (1,279)
    Interest income                                   87           65
    Other, net                                       216          147
                                               ---------    ---------
                                                  (1,102)      (1,067)
                                               ---------    ---------

Income (loss) before income taxes                 (1,692)       2,182
Income tax expense                                   189        1,001
                                               ---------    ---------
          Net income (loss)                    $  (1,881)   $   1,181
                                               =========    =========

Earnings (loss) per share:
    Basic                                      $    (.36)   $     .23
                                               =========    =========
    Diluted                                    $    (.36)   $     .22
                                               =========    =========


      The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                     QUARTER ENDED
                                                                                  ---------------------
                                                                                   MARCH 31,   APRIL 2,
                                                                                     2000        1999
                                                                                  ----------   --------
Cash flows from operating activities:
    Net income (loss)                                                              $ (1,881)   $  1,181
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
          Bad debt expense                                                              229         159
          Depreciation and amortization                                               1,512       1,515
          Deferred income taxes                                                          --          30
          Other                                                                         206         102
          Change in assets and liabilities
              Accounts receivable                                                     9,730      12,384
              Advances to growers                                                       107      (2,439)
              Inventories                                                             1,497       1,597
              Prepaid expenses                                                          (13)       (121)
              Other assets                                                              826        (465)
              Accounts payable                                                       (5,660)     (7,740)
              Accrued expenses and other current liabilities                           (532)      1,813
                                                                                   --------    --------
                   Total adjustments                                                  7,902       6,835
                                                                                   --------    --------
                   Net cash provided by operating activities                          6,021       8,016
                                                                                   --------    --------
Cash flows from investing activities:
    Additions to property, plant and equipment, net                                    (652)     (3,095)
    Proceeds from sale of equipment                                                      97          --
                                                                                   --------    --------
                   Net cash used in investing activities                               (555)     (3,095)
                                                                                   --------    --------
Cash flows from financing activities:
    Proceeds from revolving line of credit                                           10,755      43,563
    Repayments of revolving line of credit                                          (14,457)    (41,753)
    Proceeds from short-term indebtedness                                                --          29
    Repayments of short-term indebtedness                                            (1,434)       (661)
    Additions to long-term indebtedness                                                  --         415
    Payments of long-term indebtedness                                                 (338)       (153)
    Net proceeds from exercise of employee stock options                                 --          14
                                                                                   --------    --------
                   Net cash provided by (used in) financing activities               (5,474)      1,454
                                                                                   --------    --------
Effect of exchange rate changes on cash                                                   3          17
                   Net increase (decrease) in cash and cash equivalents                  (5)      6,392
Cash and cash equivalents at beginning of period                                      3,197       1,171
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $  3,192    $  7,563
                                                                                   ========    ========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                         $    761    $    514
    Cash paid for income taxes                                                     $    368    $    604


     The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         Fresh America Corp. ("Fresh America", the "Company", "we", "us" or "our") provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses. The Company was founded in 1989 and distributes throughout the United States and Canada through 16 distribution and processing facilities.

         Unaudited Interim Financial Information - The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the quarters ended March 31, 2000 and April 2, 1999, the consolidated statements of cash flow for the quarters ended March 31, 2000 and April 2, 1999, and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results for the periods ended March 31, 2000 and April 2, 1999 may not be indicative of operating results for the full year.

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

         Earnings (Loss) Per Share - Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 5.

         Comprehensive Income - The Company provides disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the foreign currency translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. See Note 4.

         New Accounting Standards - The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

         In March 2000, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of Accounting Principles Board Opinion No. 25". Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000. The Company does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

         Foreign Currency Translation - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period for the statement of operations. Translation adjustments are reflected in the foreign currency translation adjustments in shareholders' equity and, accordingly, have no effect on net income (loss). Exchange gains and losses for all foreign subsidiaries are included in income for transactions denominated in currencies other than the functional currency.

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

          Fiscal Year - The Company's fiscal year is a 52-week or 53-week period ending on the last Friday in December. The quarters ended March 31, 2000 and April 2, 1999 consisted of 13 weeks.

NOTE 2.  AGREEMENT WITH SAM'S CLUB.

         The Company's relationship with Sam's is governed by the terms and conditions of a five-year agreement (the "Agreement"), which became effective December 1, 1995 and expires on November 30, 2000. Sam's has elected to begin internal distribution of produce for all its clubs beginning in December of 2000. Therefore, the Agreement will not be renewed.

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

NOTE  3.  DEBT AND LIQUIDITY.

         The Company is party to a senior secured revolving credit facility agreement (the "Revolver") with a bank (the "Senior Lender") and a subordinated note agreement with an insurance company (the "Subordinated Lender"). The Company was not in compliance with certain covenants under the agreement with the Senior Lender during fiscal 1999 and was not in compliance with certain covenants under both agreements at December 31, 1999. On April 14, 2000, the Company entered into an amendment (the tenth amendment to the Revolver) of the agreement with the Senior Lender that waived the instances of noncompliance and established new terms, including terms for repayment of the outstanding borrowings, obtained waivers from the Subordinated Lender for instances of noncompliance at December 31, 1999 and anticipated future instances of noncompliance through January 1, 2001, and entered into an agreement with the Subordinated Lender to provide additional financing through the purchase of $5.0 million of the Company's 12% redeemable cumulative preferred stock ("Preferred Stock"), and to restructure the existing subordinated notes. The funding of the Preferred Stock occurred on April 28, 2000. Dividends on the Preferred Stock are payable semi-annually. The Preferred Stock is mandatorily redeemable in April 2007. The redemption price of the Preferred Stock is computed so that the combined return from the Preferred Stock and the warrants referred to below is not less than 18% per annum.

         The Company's Revolver provided for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The available and outstanding Revolver balance was reduced to $21.0 million as of March 31, 2000. Available borrowings under the Revolver will be further reduced by scheduled principal reductions of $1.0 million each on May 30, 2000, June 29, 2000, July 30, 2000, August 30, 2000, September 29, 2000,
October 30, 2000 and December 30, 2000. The monthly Revolver balance is further limited to predetermined amounts in excess of a computed borrowing base. In addition to the scheduled principal reductions described above, all proceeds from any income tax refunds or disposition of assets or subsidiaries and a minimum of one-half of any proceeds from the issuance of debt or equity securities (other than the Preferred Stock) must be used to further permanently reduce available and outstanding bank borrowings. Under the amended agreement, interest will accrue at prime plus 3% (currently 12%) through the expiration of the agreement in February 2001. The Company must also comply with certain capital expenditure restrictions.

         Repayment of the Revolver balance is due in February 2001. Accordingly, the entire balance has been classified as a current liability in the accompanying March 31, 2000 consolidated balance sheet. The Company intends to arrange a new senior debt facility to replace the Revolver and has engaged Rabobank International ("Rabobank") as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities. There can be no assurance that Rabobank will be able to raise additional capital or that the Company will be able to arrange a new senior credit facility.

         The Subordinated Lender holds notes totaling $20.0 million, bearing interest at 12%, payable semi-annually in May and November. In conjunction with the purchase and funding of the Preferred Stock, the repayment terms of the subordinated notes were modified such that the entire balance is due in a single lump-sum payment in April 2007. The remaining discount associated with the notes will be amortized over the amended term of the notes. The terms of the agreement also decreased the exercise price of 155,483 warrants previously issued to the Subordinated Lender from $22.70 to $3.25 per share and extended the expiration date of the warrants to approximate the modified maturity date of the subordinated notes. In connection with the purchase of the Preferred Stock, the Subordinated Lender also received warrants to purchase additional common shares, which were equal to approximately 7% of the Company's outstanding common stock after exercise at $3.25 per share. The warrants are exercisable until August 31, 2007 and their term may be further extended under certain circumstances.

         Failure of the Company to comply with the terms of the amended agreement with the Senior Lender or the agreement with the Subordinated Lender could result in a default under the terms of the agreements. Upon the occurrence of an event of default, the lenders would be entitled to declare the amounts outstanding, including accrued interest to be immediately due and payable. If repayment of the Company's debt were to be accelerated, the Company cannot be certain that its assets or liquidity would be sufficient to repay such debt. Acceleration of such debt would also cause the Preferred Stock to become immediately redeemable.

         Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20.0 million ($13.8 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrues at U.S. prime plus 0.75% (9.75% at March 31, 2000) or Canadian prime plus 0.75% (7.75%), depending on the denomination of the borrowings. The Canadian Revolver had an outstanding balance of CDN $8.4 million ($5.8 million) as of March 31, 2000.

         Management believes that the combination of cash generated from ongoing operating activities, the funding of the Preferred Stock, the realization of recent reductions in overhead expenses, and the effects of the amendments to the Revolver and the subordinated notes will enable the Company to meet its obligations as they come due in 2000.

NOTE 4. COMPREHENSIVE INCOME (LOSS).

         The following table reconciles the Company's net income (loss) to its comprehensive income (loss) (in thousands):

                                                                           QUARTER ENDED
                                                                        -------------------
                                                                         MARCH 1,  APRIL 2,
                                                                          2000      1999
                                                                        --------  --------
Net income (loss)                                                       $(1,881)   $ 1,181
Other comprehensive income - foreign currency translation adjustments        11        123
                                                                        -------    -------

Comprehensive income (loss)                                             $(1,870)   $ 1,304
                                                                        =======    =======

NOTE 5. EARNINGS (LOSS) PER SHARE.

         Shares used in calculating basic and diluted EPS are as follows (in thousands):


                                                              QUARTER ENDED
                                                           -------------------
                                                            MARCH 31, APRIL 2,
                                                             2000      1999
                                                           --------  ---------
Weighted average common shares outstanding - basic          5,243      5,237
Dilutive securities:
     Common stock options                                       --       143
     Contingent shares related to acquisitions                  --       191
                                                             -----     -----

Weighted average common shares outstanding - diluted basis   5,243     5,571
                                                             =====     =====

         Options and warrants to purchase approximately 732,000 and 182,000 shares of common stock respectively, were outstanding during the quarters ended March 31, 2000 and April 2, 1999, but were not included in the computation of diluted earnings (loss) per share because their inclusion would have been antidilutive.

NOTE 6.  INCOME TAXES

         Income tax expense for the quarter ended March 31, 2000 relates to the earnings of OTF, the Company's Canadian subsidiary, and has been provided at an effective rate of 45%, reflecting combined provincial and federal Canadian income taxes. Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance of $.8 million has been recorded to eliminate the deferred tax asset related to the Company's loss from U.S. operations. Income tax expense for the quarter ended April 2, 1999 exceeds the U.S. statutory rate of 35% due to the higher combined provincial and federal rates in Canada applied to OTF's earnings and nondeductible goodwill amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table presents the components of the consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                QUARTER ENDED
                                              ------------------
                                              MARCH 31, APRIL, 2
                                                2000     1999
                                              --------- --------
Net sales                                      100.0%    100.0%
Cost of sales                                   89.4      87.3
                                               -----     -----
            Gross profit                        10.6      12.7

Selling, general and administrative expenses     9.8       9.8
Bad debt expense                                 0.2       0.1
Depreciation and amortization                    1.0       0.9
                                               -----     -----
Operating income (loss)                         (0.4)      1.9
Other income (expense)                           0.8      (0.6)
                                               -----     -----
Income (loss) before income taxes               (1.2)      1.3
Income tax expense                               0.1       0.6
                                               -----     -----
Net income (loss)                               (1.3)%     0.7%
                                               =====     =====

COMPARISON OF QUARTER ENDED MARCH 31, 2000 TO QUARTER ENDED APRIL 2, 1999

         Net sales. Net sales decreased $30.8 million, or 17.7%, to $142.7 million in the first quarter of 2000 from $173.4 million in the first quarter of 1999. The decrease in revenues is primarily attributable to the fourth quarter 1999 divestiture of some of the Company's direct food service distribution operations and the closure of the Company's market operation in Los Angeles, California in February 2000. As a percentage of net sales, Sam's represented 33.4% in the first quarter of 2000 as compared to 27.2% in the first quarter of 1999.

         Cost of Sales. Cost of sales decreased $23.9 million, or 15.8% to $127.5 million in the first quarter of 2000 from $151.4 million in the first quarter of 1999. As a percentage of net sales, cost of sales increased to 89.4% from 87.3%, which in turn decreased the Company's gross profit percentage to

10.6% from 12.7%. The Company's gross profit was negatively affected by weak commodity markets in the industry, a larger portion of revenue attributable to Sam's and less direct delivery food service business.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") expenses decreased by $3.1 million, or 18.1% to $14.0 million in the first quarter of 2000 from $17.1 million in the first quarter of 1999. The decrease in SG&A is primarily attributable to decreased salaries and related costs of $2.1 million resulting from the closing of poorly performing operations in the later part of 1999. Additionally, included in the first quarter of 1999 are transaction costs of $.3 million related to the then pending merger with Fresh Point. There are no such costs in the first quarter of 2000.

         Operating income (loss). The operating loss in the first quarter of 2000 includes approximately $1.1 million in costs related to the first quarter closing of the Company's Los Angeles, California market operation. The first quarter 2000 loss also includes approximately $.6 million of charges associated with moving the Company's administrative offices to Dallas, Texas and professional and legal fees related to the Company's renegotiation of its senior secured credit facility. No such charges were incurred in the first quarter of 1999.

         As a result of the foregoing factors, the Company incurred an operating loss of $.6 million in the first quarter of 2000 compared to operating income of $3.2 million in the first quarter of 1999, a decrease of $3.8 million.

         Income Tax Expense. Income tax expense for the first quarter of 2000 relates to the earnings of OTF, the Company's Canadian subsidiary, and has been provided at an effective rate of 45%, reflecting combined provincial and federal Canadian income taxes. Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance of $.8 million has been recorded to eliminate the deferred tax asset related to the Company's loss from U.S. operations. Income tax expense for the first quarter of 1999 exceeded the U.S. statutory rate of 35% due to the higher combined provincial and federal tax rates in Canada applied to OTF's earnings and nondeductible goodwill amortization.

         Net income (loss). As a result of the foregoing factors, the Company incurred a net loss of $1.9 million in the first quarter of 2000 compared to net income of $1.2 million in the first quarter of 1999, a decrease of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $6.0 million for the first quarter of 2000 compared to $8.0 million for the first quarter of 1999. Cash used in investing activities decreased $2.5 million to $.6 million in the first quarter of 2000 from $3.1 million in the first quarter of 1999. The decrease from the prior year is due primarily to a concerted effort by the Company's management to reduce capital expenditures during 2000. Cash used in financing activities was $5.5 million in the first quarter of 2000 compared to cash provided of $1.5 million in the first quarter of 1999. The decrease in cash flows from financing activities compared to the prior year is primarily due to reductions in available funds through its senior secured revolving credit facility agreement (the "Revolver") as well as the retirement of certain short-term debt.

         At March 31, 2000, the Company had negative working capital of $1.6 million compared to working capital of $12.2 million at April 2, 1999. The decrease in working capital is primarily due to the classification of all borrowing under the Company's Revolver as a current liability at March 31, 2000 as discussed in Note 3 to unaudited consolidated financial statements.

         The Company is party to a senior secured revolving credit facility agreement (the "Revolver") with a bank (the "Senior Lender") and a subordinated note agreement with an insurance company (the "Subordinated Lender"). The Company was not in compliance with certain covenants under the agreement with the Senior Lender during fiscal 1999 and was not in compliance with certain covenants under both agreements at December 31, 1999. On April 14, 2000, the Company entered into an amendment (the tenth amendment to the Revolver) of the agreement with the Senior Lender that waived the instances of noncompliance and established new terms, including terms for repayment of the outstanding borrowings, obtained waivers from the Subordinated Lender for instances of noncompliance at December 31, 1999 and anticipated future instances of noncompliance through January 1, 2001, and entered into an agreement with the Subordinated Lender to provide additional financing through the purchase of $5.0 million of the Company's 12% redeemable cumulative preferred stock ("Preferred Stock"), and to restructure the existing subordinated notes. The funding of the Preferred Stock occurred on April 28, 2000. Dividends on the Preferred Stock are payable semi-annually. The Preferred Stock is mandatorily redeemable in April 2007. The redemption price of the Preferred Stock is computed so that the combined return from the Preferred Stock and the warrants referred to below is not less than 18% per annum.

         The Company's Revolver provided for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The available and outstanding Revolver balance was reduced to $21.0 million as of March 31, 2000. Available borrowings under the Revolver will be further reduced by scheduled principal reductions of $1.0 million each on May 30, 2000, June 29, 2000, July 30, 2000, August 30, 2000, September 29, 2000,
October 30, 2000 and December 30, 2000. The monthly Revolver balance is further limited to predetermined amounts in excess of a computed borrowing base. In addition to the scheduled principal reductions described above, all proceeds from any income tax refunds or disposition of assets or subsidiaries and a minimum of one-half of any proceeds from the issuance of debt or equity securities (other than the Preferred Stock) must be used to further permanently reduce available and outstanding bank borrowings. Under the amended agreement, interest will accrue at prime plus 3% (currently 12%) through the expiration of the agreement in February 2001. The Company must also comply with certain capital expenditure restrictions.

         Repayment of the Revolver balance is due in February 2001. Accordingly, the entire balance has been classified as a current liability in the accompanying March 31, 2000 consolidated balance sheet. The Company intends to arrange a new senior debt facility to replace the Revolver and has engaged Rabobank as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities.

         The Subordinated Lender holds notes totaling $20.0 million, bearing interest at 12%, payable semi-annually in May and November. In conjunction with the purchase and funding of the Preferred Stock, the repayment terms of the subordinated notes were modified such that the entire balance is due in a single lump-sum payment in April 2007. The remaining discount associated with the notes will be amortized over the amended term of the notes. The terms of the agreement also decreased the exercise price of 155,483 warrants previously issued to the Subordinated Lender from $22.70 to $3.25 per share and extended the expiration date of the warrants to approximate the modified maturity date of the subordinated notes. In connection with the purchase of the Preferred Stock, the Subordinated Lender also received 420,651 warrants to purchase additional common shares, which were equal to approximately 7% of the Company's outstanding common stock after exercise at $3.25 per share. The warrants are exercisable until August 31, 2007 and their term may be further extended under certain circumstances.

         Failure of the Company to comply with the terms of the amended agreement with the Senior Lender or the agreement with the Subordinated Lender could result in a default under the terms of the agreements. Upon the occurrence of an event of default, the lenders would be entitled to declare the amounts outstanding, including accrued interest to be immediately due and payable. If repayment of the Company's debt were to be accelerated, the Company cannot be certain that its assets or liquidity would be sufficient to repay such debt. Acceleration of such debt would also cause the Preferred Stock to become immediately redeemable.

         Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20.0 million ($13.8 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrues at U.S. prime plus 0.75% (9.75% at March 31, 2000) or Canadian prime plus 0.75% (7.75%), depending on the denomination of the borrowings. The Canadian Revolver had an outstanding balance of CDN $8.4 million ($5.8 million) as of March 31, 2000.

         Management believes that the combination of cash generated from ongoing operating activities, the funding of the Preferred Stock, the realization of recent reductions in overhead expenses, and the effects of the amendments to the Revolver and the subordinated notes will enable the Company to meet its obligations as they come due in 2000.

         As discussed previously, the Company has retained Rabobank as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities. The Company expects that any such capital raised would be used primarily to refinance existing debt and possibly the Preferred Stock. The Company also intends to arrange a new senior debt facility to replace the current facility which expires in February 2001. There can be no assurance that Rabobank will be able to raise additional capital or that the Company will be able to arrange a new senior credit facility.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Exchange Risk. Our Canadian operations are subject to foreign currency risk; however, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded in our consolidated shareholders' equity as accumulated comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denominated in the currency which is required to make payments.

         Interest Rate Risk. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate or the Eurodollar rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of March 31, 2000 would be immaterial.

         Commodity Pricing Risk. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

OUTLOOK AND UNCERTAINTIES

                  Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its business strategy and successfully integrate acquired operations, the expiration of the agreement with its primary customer, significant competition, general economic and market conditions, the availability and cost of borrowed funds and limitations arising from the Company's indebtedness, the ability to refinance its existing bank facility and raise additional capital, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, a copy of which may be obtained from the Company upon request.

PART II - OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a)      Exhibits

              Exhibit 10.1          Amended and Restated Note Agreement
                                    dated as of April 15, 2000 with respect to note agreement dated as of May 4, 1998 between Fresh America Corp. and John Hancock Mutual Life Insurance Company.

              Exhibit 10.2          Amended and Restated Warrant Agreement
                                    dated as of April 15, 2000 with respect to warrant agreement dated as of May 4, 1998 between Fresh America Corp. and John Hancock Mutual Life Insurance Company.

              Exhibit 10.3 Omnibus Subordinated Guarantee (Including Amendment and Restatement of Certain Existing guarantees) dated as of April 15, 2000 between Fresh America Corp. and John Hancock Mutual Life Insurance Company.

              Exhibit 10.4 Securities Purchase Agreement dated as of April 15, 2000 between Fresh America, Corp. and John Hancock Mutual Life Insurance Company.

              Exhibit 27.1          Financial Data Schedule.

(b)      Reports on Form 8-K
         None.

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
(Registrant)

 /s/ John Gray                                              Date: May 15, 2000
-------------------------------
John Gray
Executive Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------
 Exhibit 10.1          Amended and Restated Note Agreement dated as of April 15,
                       2000 with respect to note agreement dated as of May 4,
                       1998 between Fresh America Corp. and John Hancock Mutual
                       Life Insurance Company.

 Exhibit 10.2          Amended and Restated Warrant Agreement dated as of April
                       15, 2000 with respect to warrant agreement dated as of May 4, 1998 between Fresh America Corp. and John Hancock
                       Mutual Life Insurance Company.

 Exhibit 10.3          Omnibus Subordinated Guarantee (Including Amendment and
                       Restatement of Certain Existing guarantees) dated as of April 15, 2000 between Fresh America Corp. and John
                       Hancock Mutual Life Insurance Company.

 Exhibit 10.4 Securities Purchase Agreement dated as of April 15, 2000 between Fresh America, Corp. and John Hancock Mutual Life
                       Insurance Company.

 Exhibit 27.1          Financial Data Schedule.