Form 10-Q
period 2000-06-30
FRESH AMERICA CORP
filed 2000-08-11
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000.

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 10, 2000, the Registrant had 5,243,404 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 16. Exhibit index on page 16.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2000                 1999
                                                                                  -------------       -------------
                                  ASSETS                                           (unaudited)
Current Assets:
  Cash and cash equivalents                                                       $       4,313       $       3,197
  Accounts receivable, net                                                               52,106              58,885
  Advances to growers                                                                     1,756               3,296
  Inventories                                                                             6,848              10,624
  Prepaid expenses                                                                        1,401               1,618
  Income tax receivable                                                                   5,738               5,900
                                                                                  -------------       -------------
      Total current assets                                                               72,162              83,520

Property, plant and equipment, net                                                       22,640              24,440
Notes receivable from shareholders                                                          359                 359
Goodwill, net of accumulated amortization of $3,193 and $2,491,                          22,795              23,497
      respectively
Other assets                                                                              2,794               2,665
                                                                                  -------------       -------------
Total assets                                                                      $     120,750       $     134,481
                                                                                  =============       =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                             $      22,303       $      24,446
  Accounts payable                                                                       38,899              39,277
  Accrued salaries and wages                                                              1,429               2,191
  Other accrued expenses                                                                  3,724               5,360
                                                                                  -------------       -------------
      Total current liabilities                                                          66,355              71,274

Long-term debt, less current portion                                                     19,936              32,843
Deferred income taxes                                                                       287                 295
Other liabilities                                                                           353                 298
                                                                                  -------------       -------------
      Total liabilities                                                                  86,931             104,710
                                                                                  -------------       -------------

12% Redeemable cumulative preferred stock $1.00 par value (50,000 shares authorized and issued); liquidation value of $5,000
      plus accrued and unpaid dividends                                                   4,232                  --
                                                                                  -------------       -------------

Shareholders' Equity:
    Common stock $.01 par value (authorized 10,000,000 shares;
          issued 5,243,404 shares)
                                                                                             52                  52
    Additional paid-in capital                                                           33,659              32,555
    Foreign currency translation adjustment                                                (149)                (28)
    Accumulated deficit                                                                  (3,975)             (2,808)
                                                                                  -------------       -------------
      Total shareholders' equity                                                         29,587              29,771
Commitments and contingencies
                                                                                  -------------       -------------
Total liabilities and shareholders' equity                                        $     120,750       $     134,481
                                                                                  =============       =============

         The notes to consolidated financial statements are an integral part of these statements.

                               FRESH AMERICA CORP.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            QUARTER ENDED                         SIX MONTHS ENDED
                                                  ---------------------------------       ---------------------------------
                                                     JUNE 30,            JULY 2,            JUNE 30,             JULY 2,
                                                       2000                1999               2000                1999
                                                  -------------       -------------       -------------       -------------
Net sales                                         $     163,585       $     194,102       $     306,237       $     367,529
Cost of sales                                           145,078             170,411             272,500             321,832
                                                  -------------       -------------       -------------       -------------
            Gross profit                                 18,507              23,691              33,737              45,697
                                                  -------------       -------------       -------------       -------------

Selling, general and administrative expenses             13,856              17,661              27,854              34,743
Bad debt expense                                          1,011                 314               1,240                 473
Depreciation and amortization                             1,472               1,573               2,983               3,088
                                                  -------------       -------------       -------------       -------------
    Total operating costs and expenses                   16,339              19,548              32,077              38,304
                                                  -------------       -------------       -------------       -------------
           Operating income                               2,168               4,143               1,660               7,393
                                                  -------------       -------------       -------------       -------------

Other income (expense):
    Interest expense                                     (1,384)             (1,292)             (2,790)             (2,580)
    Interest income                                         105                  45                 180                 111
    Other, net                                              (63)                (71)                165                  84
                                                  -------------       -------------       -------------       -------------
                                                         (1,342)             (1,318)             (2,445)             (2,385)
                                                  -------------       -------------       -------------       -------------

Income (loss) before income taxes                           826               2,825                (785)              5,008
Income tax expense                                           15               1,572                 204               2,574
                                                  -------------       -------------       -------------       -------------

          Net income (loss)                                 811               1,253                (989)              2,434

Preferred dividends and accretion                           178                  --                 178                  --
                                                  -------------       -------------       -------------       -------------
Net income (loss) available to common
     shareholders                                 $         633       $       1,253       $      (1,167)      $       2,434
                                                  =============       =============       =============       =============


Earnings (loss) per share:
    Basic                                         $         .12       $         .24       $        (.22)      $         .46
                                                  =============       =============       =============       =============

    Diluted                                       $         .08       $         .23       $        (.22)      $         .44
                                                  =============       =============       =============       =============



         The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                      -------------------------------
                                                                                        JUNE 30,            JULY 2,
                                                                                          2000               1999
                                                                                      ------------       ------------
Cash flows from operating activities:
    Net income (loss)                                                                 $       (989)      $      2,434

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Bad debt expense                                                                   1,240                473
          Depreciation and amortization                                                      2,983              3,088
          Deferred income taxes                                                                 (8)               485
          Other                                                                                403                249
          Change in assets and liabilities
              Accounts receivable                                                            5,539              7,989
              Advances to growers                                                              920             (2,908)
              Inventories                                                                    3,776              1,991
              Prepaid expenses                                                                 217                462
              Other assets                                                                     241                 30
              Accounts payable                                                                (378)            (7,913)
              Accrued expenses and other current liabilities                                (2,343)             1,339
                                                                                      ------------       ------------
                   Total adjustments                                                        12,590              5,285
                                                                                      ------------       ------------
                   Net cash provided by operating activities                                11,601              7,719
                                                                                      ------------       ------------
Cash flows from investing activities:
    Additions to property, plant and equipment, net                                           (919)            (5,350)
    Proceeds from sale of equipment                                                            146                 --
                                                                                      ------------       ------------
                   Net cash used in investing activities                                      (773)            (5,350)
                                                                                      ------------       ------------
Cash flows from financing activities:
    Proceeds from revolving line of credit                                                  18,113             56,747
    Repayments of revolving line of credit                                                 (30,241)           (54,655)
    Proceeds from short-term indebtedness                                                       --                 81
    Repayments of short-term indebtedness                                                   (2,031)            (3,651)
    Additions to long-term indebtedness                                                         --                668
    Payments of long-term indebtedness                                                        (432)            (1,654)
    Proceeds from preferred stock and warrants                                               5,000                 --
    Net proceeds from exercise of employee stock options                                        --                 42
                                                                                      ------------       ------------
                   Net cash used in financing activities                                    (9,591)            (2,422)
                                                                                      ------------       ------------
Effect of exchange rate changes on cash                                                       (121)               (25)
                   Net increase (decrease) in cash and cash equivalents                      1,116                (78)
Cash and cash equivalents at beginning of period                                             3,197              1,171
                                                                                      ------------       ------------
Cash and cash equivalents at end of period                                            $      4,313       $      1,093
                                                                                      ============       ============
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                            $      2,415       $      2,359

    Cash paid for income taxes                                                        $      1,600       $        673


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

         Unaudited Interim Financial Information - The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the quarters and six month periods ended June 30, 2000 and July 2, 1999, the consolidated statements of cash flow for the six month periods ended June 30, 2000 and July 2, 1999, and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

         Certain information, definitions and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results for the periods ended June 30, 2000 and July 2, 1999 may not be indicative of operating results for the full year.

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

         Earnings (Loss) Per Share - Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 5.

         New Accounting Standards - The Company is assessing the reporting and disclosure requirements of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock
Compensation: an interpretation of Accounting Principles Board ("APB") Opinion No. 25". Among other issues, Interpretation No. 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000. The Company does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

         Foreign Currency Translation - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period for the statement of operations. Translation adjustments are reflected in the foreign currency translation adjustment in shareholders' equity and, accordingly, have no effect on net income (loss). Exchange gains and losses for all foreign subsidiaries are included in income for transactions denominated in currencies other than the functional currency.

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

          Fiscal Year - The Company's fiscal year is a 52-week or 53-week period ending on the last Friday in December. The quarters ended June 30, 2000 and July 2, 1999 each consisted of 13 weeks.

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

         Sam's is the Company's largest customer, and accounted for 36.3% and 30.1% of net sales in the second quarter of 2000 and 1999, respectively, and 34.9% and 28.7% of net sales in the first six months of 2000 and 1999, respectively.

NOTE  3.  DEBT AND LIQUIDITY.

         The Company is party to a senior secured revolving credit facility agreement (the "Revolver") with a bank (the "Senior Lender") and a subordinated note agreement with an insurance company (the "Subordinated Lender"). The Company was not in compliance with certain covenants under the agreement with the Senior Lender during fiscal 1999 and was not in compliance with certain covenants under both agreements at December 31, 1999. On April 14, 2000, the Company entered into an amendment (the tenth amendment to the Revolver) of the agreement with the Senior Lender that waived the instances of noncompliance and established new terms, including terms for repayment of the outstanding borrowings, obtained waivers from the Subordinated Lender for instances of noncompliance at December 31, 1999 and anticipated future instances of noncompliance through January 1, 2001, and entered into an agreement with the Subordinated Lender to provide additional financing through the purchase of $5.0 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock ("Preferred Stock"), and to restructure the existing subordinated notes. The Preferred Stock funded on April 28, 2000 and is mandatorily redeemable in April 2007. Dividends on the Preferred Stock are payable semi-annually. Cumulative preferred dividends accrued as of June 30, 2000 totaled $156,000 or $3.11 per share. The redemption price of the Preferred Stock is computed so that the combined return from the Preferred Stock and the warrants referred to below is not less than 18% per annum.

         The Company's Revolver provided for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The available and outstanding Revolver balances were permanently reduced to $17.0 million and $16.8 million, respectively, as of June 30, 2000. The reduction of $4.2 million included regularly scheduled reductions of $2.2 million as well as prepayments of $2.0 million. Subsequent to June 30, 2000, the Company further permanently reduced the available and outstanding Revolver balances to $15.0 million and $14.8 million, respectively, by making an additional payment of $2.0 million. Such amount included the regularly scheduled July 2000 payment of $1.0 million as well as a prepayment of $1.0 million. Available borrowings under the Revolver will be further reduced by scheduled principal reductions so that the available and outstanding balance on December 31, 2000 and thereafter is no greater than $14.5 million. The monthly Revolver balance is further limited to predetermined amounts in excess of a computed borrowing base. In addition to the scheduled principal reductions described above, all proceeds from any income tax refunds or disposition of assets or subsidiaries and a minimum of one-half of any proceeds from the issuance of debt or equity securities (other than the Preferred Stock) must be used to further permanently reduce available and outstanding bank borrowings. The Company must also comply with certain capital expenditure restrictions. Under the amended agreement, interest accrues at prime plus 3% (currently 12.5%) through the expiration of the agreement in February 2001 or, if mutually agreed, the Eurodollar rate plus 2.75% (currently 9.45%). The effective interest rate at June 30, 2000 was 9.96%.

         Repayment of the Revolver balance is due in February 2001. Accordingly, the entire balance has been classified as a current liability in the accompanying June 30, 2000 consolidated balance sheet. The Company intends to arrange a new senior debt facility to replace the Revolver and has engaged Rabobank International ("Rabobank") as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities. There can be no assurance that Rabobank will be able to raise additional capital or that the Company will be able to arrange a new senior credit facility.

         The Subordinated Lender holds notes totaling $20.0 million, bearing interest at 12%, payable semi-annually in May and November. In conjunction with the purchase and funding of the Preferred Stock, the repayment terms of the subordinated notes were modified such that the entire balance is due in a single lump-sum payment in April 2007. The remaining discount associated with the notes is being amortized over the amended term of the notes. The terms of the amended agreement also decreased the exercise price of 155,483 warrants previously issued to the Subordinated Lender from $22.70 to $3.25 per share and extended the expiration date of the warrants to approximate the modified maturity date of the subordinated notes. In connection with the purchase of the Preferred Stock, the Subordinated Lender also received warrants to purchase additional common shares, which were equal to approximately 7% of the Company's outstanding common stock after exercise at $3.25 per share. The warrants are exercisable until August 31, 2007 and their term may be further extended under certain circumstances.

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

         Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20.0 million ($13.8 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrues at U.S. prime plus 0.75% (10.25% at June 30, 2000) or Canadian prime plus 0.75% (8.25%), depending on the denomination of the borrowings. The Canadian Revolver had an outstanding balance of CDN $2.1 million ($1.4 million) as of June 30, 2000.

         In July 2000, the Company entered into an agreement amending a certain stock purchase agreement related to the Company's 1998 acquisition of Perricone. As part of the amended agreement, promissory notes owed by the Company totaling $3.5 million were cancelled. In exchange, the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and August 1, 2002, respectively; and 24-month installment notes totaling $900,000. The installment notes and the lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made in accordance with the terms of the agreement. Additionally, the Company agreed to provide the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a duration of seven years. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company in the third quarter 2000 of $1.9 million. Based on the quarterly weighted average common shares outstanding at June 30, 2000 less 824,000 contingent shares associated with the original agreement, the impact of the extraordinary gain is $.29 per diluted share. The entire promissory note balance of $3.5 million was classified as a current liability as of June 30, 2000.

         The original Perricone agreement allowed for the promissory notes to be paid 50 percent cash and 50 percent common stock. Accordingly, the diluted EPS calculation for the quarter ended June 30, 2000 included approximately 824,000 contingent shares related to this liability. Pro forma diluted EPS for the quarter ended June 30, 2000 would have been $.09 per share without the dilutive effect of these contingent shares.

         Management believes that the combination of cash generated from ongoing operations, the funding of the Preferred Stock, the realization of recent reductions in overhead expenses, and the effects of the amendments to the Revolver and the subordinated notes will enable the Company to meet its obligations as they come due in 2000.

NOTE 4. COMPREHENSIVE INCOME (LOSS).

         The following table reconciles the Company's net income (loss) to its comprehensive income (loss) (in thousands):


                                                                QUARTER ENDED                     SIX MONTHS ENDED
                                                        -------------------------------      -------------------------------
                                                           June 30,          July 2,           June 30,          July 2,
                                                             2000             1999                2000             1999
                                                        ------------       ------------      ------------       ------------
Net income (loss)                                       $        811       $      1,253      $       (989)      $      2,434
Other comprehensive income (loss)-foreign
    currency translation adjustments                            (132)                27              (121)               150
                                                        ------------       ------------      ------------       ------------

Comprehensive income (loss)                             $        679       $      1,280      $     (1,110)      $      2,584
                                                        ============       ============      ============       ============

NOTE 5. EARNINGS (LOSS) PER SHARE.

         The following table reconciles the calculations of the Company's basic and diluted EPS (in thousands, except per share amounts):


                                                                QUARTER ENDED                     SIX MONTHS ENDED
                                                        -------------------------------      -------------------------------
                                                           June 30,          July 2,           June 30,          July 2,
                                                             2000             1999                2000             1999
                                                        ------------       ------------      ------------       ------------


Basic EPS:
Net income (loss)                                       $        811      $      1,253      $       (989)      $      2,434

Less: Preferred stock dividends                                  156                --               156                 --
      Accretion of preferred stock                                22                --                22                 --

                                                        ------------      ------------      ------------       ------------

Net income (loss) available to common
    shareholders                                        $        633      $      1,253      $     (1,167)      $      2,434
                                                        ============      ============      ============       ============

Weighted average common shares outstanding                     5,243             5,241             5,243              5,239
                                                        ============      ============      ============       ============


Net income (loss) per share                             $        .12      $        .24      $       (.22)      $        .46
                                                        ============      ============      ============       ============

Diluted EPS:
Net income (loss)                                       $        811      $      1,253      $       (989)      $      2,434

Less: Preferred stock dividends                                  156                --               156                 --
      Accretion of preferred stock                                22                --                22                 --
      Amortization of additional goodwill
      from issuance of contingent shares                          76                --                --                 --
                                                        ------------      ------------      ------------       ------------

Net income (loss) available to common
    shareholders - diluted basis                        $        557      $      1,253      $     (1,167)      $      2,434
                                                        ============      ============      ============       ============

Weighted average common shares outstanding                     5,243             5,241             5,243              5,239
Effect of dilutive securities:
         Common stock options and warrants                        17               110                --                124
         Contingent shares related to acquisitions             2,077               214                --                185
                                                        ------------      ------------      ------------       ------------
Weighted average common shares outstanding -
    diluted basis                                              7,337             5,565             5,243              5,548
                                                        ============      ============      ============       ============

Net income (loss) per share - diluted basis             $        .08      $        .23      $       (.22)      $        .44
                                                        ============      ============      ============       ============

         Options and warrants to purchase 900,000 shares of common stock for the quarter ended June 30, 2000 and 449,000 shares of common stock for the six month period ended June 30, 2000 were not included in the computation of diluted EPS because the option's or warrant's exercise price was greater than the average market price of the common shares.

         Options and warrants to purchase 260,000 shares of common stock for the quarter ended July 2, 1999 and the six month period ended July 2, 1999 were not included in the computation of diluted EPS because the option's or warrant's exercise price was greater than the average market price of the common shares.

NOTE 6.  INCOME TAXES

         Income tax expense for the quarter and the six months ended June 30, 2000 relates to the earnings of OTF, the Company's Canadian subsidiary, and has been provided at an effective rate of 46%, reflecting combined provincial and federal Canadian income taxes. Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance of $.8 million has been recorded to reduce the deferred tax asset related to the Company's U.S. operations to zero. Income tax expense for the quarter ended July 2, 1999 exceeds the U.S. statutory rate of 35% due to the higher combined provincial and federal rates in Canada applied to OTF's earnings and nondeductible goodwill amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table presents the components of the consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                      QUARTER ENDED                 SIX MONTHS ENDED
                                                  ----------------------        -----------------------
                                                  JUNE 30,       JULY, 2         JUNE 30,       JULY, 2
                                                    2000          1999           2000           1999
                                                  -------        -------        -------        -------
Net sales                                           100.0%         100.0%         100.0%         100.0%
Cost of sales                                        88.7           87.8           89.0           87.6
                                                  -------        -------        -------        -------
            Gross profit                             11.3           12.2           11.0           12.4

Selling, general and administrative expenses          8.5            9.1            9.1            9.5
Bad debt expense                                      0.6            0.2            0.4            0.1
Depreciation and amortization                         0.9            0.8            1.0            0.8
                                                  -------        -------        -------        -------
Operating income                                      1.3            2.1            0.5            2.0
Other income (expense)                               (0.8)          (0.7)          (0.8)          (0.6)
                                                  -------        -------        -------        -------

Income (loss) before income taxes                     0.5            1.4           (0.3)           1.4
Income tax expense                                     --            0.8            0.1            0.7
                                                  -------        -------        -------        -------
Net income (loss)                                     0.5            0.6           (0.4)           0.7
                                                  -------        -------        -------        -------

Preferred dividends and accretion                     0.1             --             --             --
                                                  -------        -------        -------        -------
Net income (loss) available to common                 0.4%           0.6%          (0.4)%          0.7%
                                                  =======        =======        =======        =======
     shareholders

COMPARISON OF QUARTER ENDED JUNE 30, 2000 TO QUARTER ENDED JULY 2, 1999

         Net sales. Net sales decreased $30.5 million, or 15.7%, to $163.6 million in the second quarter of 2000 from $194.1 million in the second quarter of 1999. The decrease in revenues is primarily attributable to the fourth quarter 1999 divestiture of some of the Company's direct food service distribution operations and the closure of the Company's market operation in Los Angeles, California in February 2000. As a percentage of net sales, Sam's represented 36.3% in the second quarter of 2000 as compared to 30.1% in the second quarter of 1999.

         Cost of Sales. Cost of sales decreased $25.3 million, or 14.9% to $145.1 million in the second quarter of 2000 from $170.4 million in the second quarter of 1999. As a percentage of net sales, cost of sales increased to 88.7% from 87.8%, which in turn decreased the Company's gross profit percentage to 11.3% from 12.2%. The Company's gross profit was negatively affected by weak commodity markets in the industry, a larger portion of revenue attributable to Sam's which historically generates a lower gross profit in relation to other revenues and less direct delivery food service business.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") expenses decreased by $3.8 million, or 21.5% to $13.9 million in the second quarter of 2000 from $17.7 million in the second quarter of 1999. The decrease in SG&A is primarily attributable to a reduction in operating expenses of $2.3 million caused by the closing of poorly performing operations in the latter part of 1999 and first quarter of 2000. Additionally, salaries and benefits decreased at the Company's corporate office and certain other locations as a result of improved efficiencies and restructurings. This decrease was partially offset by higher legal and professional fees incurred during the restructuring of the Company's debt facilities in 2000. No such charges were incurred in 1999.

         Bad debt expense. Bad debt expense increased by $.7 million to $1.0 million in the second quarter of 2000 from $.3 million in the second quarter of 1999. The increase is primarily attributable to additional reserves taken against receivables associated with closed operations.

         Operating income. As a result of the foregoing factors, operating income decreased $1.9 million to $2.2 million in the second quarter of 2000 from $4.1 million in the second quarter of 1999.

         Income Tax Expense. Income tax expense for the second quarter of 2000 relates to the earnings of OTF, the Company's Canadian subsidiary, and has been provided at an effective rate of 46%, reflecting combined provincial and federal Canadian income taxes. Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance of $.8 million has been recorded to reduce the deferred tax asset related to the Company's U.S. operations to zero. Income tax expense for the first quarter of 1999 exceeded the U.S. statutory rate of 35% due to the higher combined provincial and federal tax rates in Canada applied to OTF's earnings and nondeductible goodwill amortization.

         Net income (loss). As a result of the foregoing factors, the Company reported net income of $.8 million in the second quarter of 2000 compared to net income of $1.3 million in the second quarter of 1999, a decrease of $.5 million.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JULY 2, 1999

         Net sales. Net sales decreased $61.3 million, or 16.7%, to $306.2 million in the first six months of 2000 from $367.5 million in the first six months of 1999. The decrease in revenues is primarily attributable to the fourth quarter 1999 divestiture of some of the Company's direct food service distribution operations and the closure of the Company's market operation in Los Angeles, California in February 2000. As a percentage of net sales, Sam's represented 34.9% in the first six months of 2000 as compared to 28.7% in the first six months of 1999.

         Cost of Sales. Cost of sales decreased $49.3 million, or 15.3% to $272.5 million in the first six months of 2000 from $321.8 million in the first six months of 1999. As a percentage of net sales, cost of sales increased to 89.0% from 87.6%, which in turn decreased the Company's gross profit percentage to 11.0% from 12.4%. The Company's gross profit was negatively affected by weak commodity markets in the industry, a larger portion of revenue attributable to Sam's which historically generates a lower gross profit in relation to other revenues and less direct delivery food service business.

         Selling, general and administrative expenses. SG&A expenses decreased by $6.9 million, or 19.8% to $27.8 million in the first six months of 2000 from $34.7 million in the first six months of 1999. The decrease in SG&A is primarily attributable to a decrease in operating expenses of $4.6 million resulting from the closing of poorly performing operations in the latter part of 1999 and first quarter of 2000. Additionally, salaries and benefits decreased at the Company's corporate office and certain other locations as a result of improved efficiencies and restructurings.

         Bad debt expense. Bad debt expense increased by $.8 million to $1.2 million in the first six months of 2000 from $.4 million in the first six months of 1999. The increase is primarily attributable to additional reserves taken against receivables associated with closed operations.

         Operating income. As a result of the foregoing factors, operating income decreased $5.7 million to $1.7 million in the first six months of 2000 from $7.4 million in the first six months of 1999.

         Income Tax Expense. Income tax expense for the first six months of 2000 relates to the earnings of OTF, the Company's Canadian subsidiary, and has been provided at an effective rate of 46%, reflecting combined provincial and federal Canadian income taxes. Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance of $.8 million has been recorded to reduce the deferred tax asset related to the Company's U.S. operations to zero. Income tax expense for the first quarter of 1999 exceeded the U.S. statutory rate of 35% due to the higher combined provincial and federal tax rates in Canada applied to OTF's earnings and nondeductible goodwill amortization.

         Net income (loss). As a result of the foregoing factors, the Company incurred a net loss of $1.0 million in the first six months of 2000 compared to net income of $2.4 million in the first six months of 1999, a decrease of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $11.6 million for the first six months of 2000 compared to $7.7 million for the first six months of 1999. Cash used in investing activities decreased $4.6 million to $.8 million in the first six months of 2000 from $5.4 million in the first six months of 1999. The decrease is primarily attributable to expenditures in 1999 related to the Company's implementation of its SAP information system. Cash used in financing activities was $9.6 million in the first six months of 2000 compared to cash used of $2.4 million in the first six months of 1999. The decrease in cash flows from financing activities compared to the prior year is primarily due to reductions in the available and outstanding balance of its senior secured revolving credit facility (the "Revolver") and the retirement of certain short-term debt partially offset by proceeds from preferred stock and warrants.

         At June 30, 2000, the Company had working capital of $5.8 million compared to working capital of $12.2 million at December 31, 1999. The decrease in working capital is primarily due to the classification of all borrowing under the Company's Revolver as a current liability at June 30, 2000 as discussed in
Note 3 to unaudited consolidated financial statements.

         The Company is party to a senior secured revolving credit facility agreement (the "Revolver") with a bank (the "Senior Lender") and a subordinated note agreement with an insurance company (the

"Subordinated Lender"). The Company was not in compliance with certain covenants under the agreement with the Senior Lender during fiscal 1999 and was not in compliance with certain covenants under both agreements at December 31, 1999. On April 14, 2000, the Company entered into an amendment (the tenth amendment to the Revolver) of the agreement with the Senior Lender that waived the instances of noncompliance and established new terms, including terms for repayment of the outstanding borrowings, obtained waivers from the Subordinated Lender for instances of noncompliance at December 31, 1999 and anticipated future instances of noncompliance through January 1, 2001, and entered into an agreement with the Subordinated Lender to provide additional financing through the purchase of $5.0 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock ("Preferred Stock"), and to restructure the existing subordinated notes. The Preferred Stock funded on April 28, 2000 and is mandatorily redeemable in April 2007. Dividends on the Preferred Stock are payable semi-annually. The redemption price of the Preferred Stock is computed so that the combined return from the Preferred Stock and the warrants referred to below is not less than 18% per annum.

         The Company's Revolver provided for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The available and outstanding Revolver balances were permanently reduced to $17.0 million and $16.8 million, respectively, as of June 30, 2000. The reduction of $4.2 million included regularly scheduled reductions of $2.2 million as well as prepayments of $2.0 million. Subsequent to June 30, 2000, the Company further permanently reduced the available and outstanding Revolver balances to $15.0 million and $14.8 million, respectively, by making an additional payment of $2.0 million. Such amount included the regularly scheduled July 2000 payment of $1.0 million as well as a prepayment of $1.0 million. Available borrowings under the Revolver will be further reduced by scheduled principal reductions so that the available and outstanding balance on December 31, 2000 and thereafter is not greater than $14.5 million. The monthly Revolver balance is further limited to predetermined amounts in excess of a computed borrowing base. In addition to the scheduled principal reductions described above, all proceeds from any income tax refunds or disposition of assets or subsidiaries and a minimum of one-half of any proceeds from the issuance of debt or equity securities (other than the Preferred Stock) must be used to further permanently reduce available and outstanding bank borrowings. The Company must also comply with certain capital expenditure restrictions. Under the amended agreement, interest accrues at prime plus 3% (currently 12.5%) through the expiration of the agreement in February 2001 or, if mutually agreed, the Eurodollar rate plus 2.75% (currently 9.45%). The effective interest rate at June 30, 2000 was 9.96%.

         Repayment of the Revolver balance is due in February 2001. Accordingly, the entire balance has been classified as a current liability in the accompanying June 30, 2000 consolidated balance sheet. The Company intends to arrange a new senior debt facility to replace the Revolver and has engaged Rabobank International ("Rabobank") as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities.

         The Subordinated Lender holds notes totaling $20.0 million, bearing interest at 12%, payable semi-annually in May and November. In conjunction with the purchase and funding of the Preferred Stock, the repayment terms of the subordinated notes were modified such that the entire balance is due in a single lump-sum payment in April 2007. The remaining discount associated with the notes is being amortized over the amended term of the notes. The terms of the amended agreement also decreased the exercise price of 155,483 warrants previously issued to the Subordinated Lender from $22.70 to $3.25 per share and extended the expiration date of the warrants to approximate the modified maturity date of the subordinated notes. In connection with the purchase of the Preferred Stock, the Subordinated Lender also received warrants to purchase additional common shares, which were equal to approximately 7% of the Company's outstanding common stock after exercise at $3.25 per share. The warrants are exercisable until August 31, 2007 and their term may be further extended under certain circumstances.

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

         Additionally, OTF has a demand agreement with a Canadian bank to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20.0 million ($13.8 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrues at U.S. prime plus 0.75% (10.25% at June 30, 2000) or Canadian prime plus 0.75% (8.25%), depending on the denomination of the borrowings. The Canadian Revolver had an outstanding balance of CDN $2.1 million ($1.4 million) as of June 30, 2000.

         In August 2000, the Company entered into an agreement amending a certain stock purchase agreement related to the Company's 1998 acquisition of Perricone. As part of the amended agreement, promissory notes owed by the Company totaling $3.5 million were cancelled. In exchange, the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24-month installment notes totaling $900,000. The installment notes and the lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made in accordance with the terms of the agreement. Additionally, the Company agreed to provide the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a duration of seven years. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company in the third quarter 2000 of $1.9 million. Based on the quarterly weighted average common shares outstanding at June 30, 2000 less 824,000 contingent shares associated with the original agreement, the impact of the extraordinary gain is $.29 per diluted share. The entire promissory note balance of $3.5 million was classified as a current liability as of June 30, 2000.

         Management believes that the combination of cash generated from ongoing operating activities, the funding of the Preferred Stock, the realization of recent reductions in overhead expenses, and the effects of the amendments to the Revolver and the subordinated notes will enable the Company to meet its obligations as they come due in 2000.

         As discussed previously, the Company retained Rabobank as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities. The Company expects that any such capital raised would be used primarily to refinance existing debt and possibly the Preferred Stock. The Company also intends to arrange a new senior debt facility to replace the current facility which expires in February 2001. There can be no assurance that Rabobank will be able to raise additional capital or that the Company will be able to arrange a new senior credit facility.

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

         Interest Rate Risk. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate or the Eurodollar rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of June 30, 2000 would be immaterial.

         Commodity Pricing Risk. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

OUTLOOK AND UNCERTAINTIES

                  Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations or financing, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its business strategy and successfully integrate acquired operations, the expiration of the agreement with its primary customer, significant competition, general economic and market conditions, the availability and cost of borrowed funds and limitations arising from the Company's indebtedness, the ability to refinance its existing bank facility and raise additional capital, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, a copy of which may be obtained from the Company upon request.

PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2000 Annual Meeting of Shareholders was held on June 29, 2000. At the meeting, the following proposals were voted upon by the shareholders:

     1. Election of Sheldon I. Stein and Thomas M. Hubbard to serve as Class III directors for three year terms expiring at the 2003 annual meeting.

     2. Ratification of KPMG LLP as the Company's independent auditors for fiscal year 2000.

     Both of the above proposals were approved by the shareholders.

     The results of the vote were as follows: Proposal 1, 4,113,780 for and 25,391 against; Proposal 2, 4,124,910 for, 10,717 against and 3,544 abstain.

ITEM 6. EXHIBITS AND REPORTS ON 8-K.

     (a)  Exhibits

          Exhibit 10.1       Amendment to Stock Purchase Documents dated July
                              28, 2000 with respect to the Stock Purchase
                              Agreement dated as of October 30, 1998 between Fresh America Corp. and Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust.

          Exhibit 10.2 Amended and Restated Promissory Notes dated July 28, 2000 with respect to Promissory Notes dated as of November 1, 1998 between Fresh America Corp. and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust.

          Exhibit 10.3 Common Stock Purchase Warrant Agreements dated July 28, 2000 between Fresh America Corp and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust.

          Exhibit 27.1         Financial Data Schedule.

     (b)  Reports on Form 8-K
          None.

Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
(Registrant)

 /s/  John H. Gray                                  Date:    August 11, 2000
-----------------------------                                ---------------
John H. Gray
Executive Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


           EXHIBIT
           NUMBER             DESCRIPTION
           -------            -----------
            10.1              Amendment to Stock Purchase Documents dated July
                              28, 2000 with respect to the Stock Purchase
                              Agreement dated as of October 30, 1998 between
                              Fresh America Corp. and Sam Perricone, Sr., Henry
                              Beyer, and the Sam Perricone Children's Trust.

            10.2              Amended and Restated Promissory Notes dated July
                              28, 2000 with respect to Promissory Notes dated as of November 1, 1998 between Fresh America Corp.
                              and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust.

            10.3              Common Stock Purchase Warrant Agreements dated
                              July 28, 2000 between Fresh America Corp and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust.

            27.1               Financial Data Schedule.