Form 10-Q
period 2000-09-30
FRESH AMERICA CORP
filed 2000-11-13
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2000.

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

       Registrant's telephone number, including area code: (469) 791-5700

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At September 29, 2000, the Registrant had 5,243,404 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 17. Exhibit index is on page 17.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       SEPTEMBER 29,       DECEMBER 31,
                                                                                           2000               1999
                                                                                       -------------      -------------
                                                                                        (unaudited)
                                                        ASSETS
Current Assets:
     Cash and cash equivalents                                                         $       6,229      $       3,197
     Accounts receivable, net                                                                 40,688             58,885
     Advances to growers                                                                       1,801              3,296
     Inventories                                                                               7,937             10,624
     Prepaid expenses                                                                          1,142              1,618
     Income tax receivable                                                                     5,308              5,900
                                                                                       -------------      -------------
         Total current assets                                                                 63,105             83,520

Property, plant and equipment, net                                                            21,167             24,440
Goodwill, net of accumulated amortization of $3,544 and $2,491, respectively                  22,444             23,497
Other assets                                                                                   2,312              3,024
                                                                                       -------------      -------------
Total assets                                                                           $     109,028      $     134,481
                                                                                       =============      =============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Notes payable and current portion of long-term debt                               $      16,615      $      24,446
     Accounts payable                                                                         32,080             39,277
     Accrued salaries and wages                                                                2,076              2,191
     Other accrued expenses                                                                    3,817              5,360
                                                                                       -------------      -------------
         Total current liabilities                                                            54,588             71,274

Long-term debt, less current portion                                                          20,040             32,843
Deferred income taxes                                                                            287                295
Other liabilities                                                                                381                298
                                                                                       -------------      -------------
     Total liabilities                                                                        75,296            104,710
                                                                                       -------------      -------------

12% redeemable cumulative preferred stock $1.00 par value (50,000 shares authorized and issued); liquidation value of $5,000 plus accrued and unpaid
     dividends                                                                                 4,492                 --
                                                                                       -------------      -------------

Shareholders' Equity:
     Common stock $.01 par value (authorized 10,000,000 shares; issued 5,243,404
     shares)                                                                                      52                 52
     Additional paid-in capital                                                               34,262             32,555
     Foreign currency translation adjustment                                                    (162)               (28)
     Accumulated deficit                                                                      (4,912)            (2,808)
                                                                                       -------------      -------------
         Total shareholders' equity                                                           29,240             29,771
Commitments and contingencies
                                                                                       -------------      -------------
Total liabilities and shareholders' equity                                             $     109,028      $     134,481
                                                                                       =============      =============

         The notes to consolidated financial statements are an integral part of these statements.

                               FRESH AMERICA CORP.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      QUARTER ENDED                       NINE MONTHS ENDED
                                                            --------------------------------      --------------------------------
                                                            SEPTEMBER 29,        OCTOBER 1,       SEPTEMBER 29,         OCTOBER 1,
                                                                 2000               1999               2000               1999
                                                            -------------      -------------      -------------      -------------
Net sales                                                   $     138,458      $     151,220      $     444,695      $     518,749
Cost of sales                                                     124,384            136,748            396,965            458,580
                                                            -------------      -------------      -------------      -------------
     Gross profit                                                  14,074             14,472             47,730             60,169
                                                            -------------      -------------      -------------      -------------

Selling, general and administrative expenses                       12,691             16,513             40,545             50,518
Bad debt expense                                                      537              3,982              1,777              4,385
Depreciation and amortization                                       1,499              1,668              4,482              4,756
Disposition costs and write-offs on closed operations                  --              5,819                 --              5,819
Transaction costs                                                      --              3,042                 --              3,850
Settlement of lawsuit                                                  --                600                 --                600
                                                            -------------      -------------      -------------      -------------
     Total operating costs and expenses                            14,727             31,624             46,804             69,928
                                                            -------------      -------------      -------------      -------------
         Operating income (loss)                                     (653)           (17,152)               926             (9,759)
                                                            -------------      -------------      -------------      -------------

Other income (expense):
     Interest expense                                              (1,296)            (1,579)            (4,085)            (4,159)
     Interest income                                                  230                 76                410                187
     Other, net                                                       (39)              (108)               125                (24)
                                                            -------------      -------------      -------------      -------------
                                                                   (1,105)            (1,611)            (3,550)            (3,996)
                                                            -------------      -------------      -------------      -------------

Loss before income taxes                                           (1,758)           (18,763)            (2,624)           (13,755)
Income tax expense (benefit)                                          743             (7,318)               947             (4,744)
                                                            -------------      -------------      -------------      -------------
Loss before extraordinary items                                    (2,501)           (11,445)            (3,571)            (9,011)
Gain on extinguishments of debts                                   (1,905)                --             (1,905)                --
                                                            -------------      -------------      -------------      -------------
Net loss                                                             (596)           (11,445)            (1,666)            (9,011)

Preferred dividends and accretion                                     260                 --                438                 --
                                                            -------------      -------------      -------------      -------------
Net loss applicable to common shareholders                  $        (856)     $     (11,445)     $      (2,104)     $      (9,011)
                                                            =============      =============      =============      =============

Basic loss per share:
     Net loss before extraordinary items                    $        (.52)     $       (2.18)     $        (.76)     $       (1.72)
                                                            =============      =============      =============      =============
     Gain on extinguishments of debts                       $         .36                 --      $         .36                 --
                                                            =============      =============      =============      =============
     Net loss                                               $        (.16)     $       (2.18)     $        (.40)     $       (1.72)
                                                            =============      =============      =============      =============

Diluted loss per share:
     Net loss before extraordinary items                    $        (.52)     $       (2.18)     $        (.76)     $       (1.72)
                                                            =============      =============      =============      =============
     Gain on extinguishments of debts                       $         .36                 --      $         .36                 --
                                                            =============      =============      =============      =============
     Net loss                                               $        (.16)     $       (2.18)     $        (.40)     $       (1.72)
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

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                       --------------------------------
                                                                                       SEPTEMBER 29,         OCTOBER 1,
                                                                                           2000                1999
                                                                                       -------------      -------------
Cash flows from operating activities:
     Net loss                                                                          $      (1,666)     $      (9,011)
     Adjustments to reconcile loss to net cash provided by operating activities:
         Bad debt expense                                                                      1,777              4,385
         Extraordinary gain on extinguishments of debts                                       (1,905)                --
         Depreciation and amortization                                                         4,482              4,756
         Deferred income taxes                                                                    (8)            (2,736)
         Disposition costs and write-offs on closed operations                                    --              5,187
         Noncash transaction costs                                                                --                340
         Other                                                                                   437                871
         Change in assets and liabilities
              Accounts receivable                                                             16,779             25,990
              Advances to growers                                                                875               (242)
              Inventories                                                                      2,687              3,819
              Prepaid expenses                                                                   476                759
              Other assets                                                                     1,127             (4,636)
              Accounts payable                                                                (7,197)           (21,382)
              Accrued expenses and other current liabilities                                  (1,067)             3,721
                                                                                       -------------      -------------
                  Total adjustments                                                           18,463             20,832
                                                                                       -------------      -------------
                  Net cash provided by operating activities                                   16,797             11,821
                                                                                       -------------      -------------
Cash flows from investing activities:
     Additions to property, plant and equipment, net                                          (1,106)            (5,967)
     Cost of acquisitions, exclusive of cash acquired                                             --             (2,628)
     Proceeds from sale of property and equipment                                                732                 --
                                                                                       -------------      -------------
         Net cash used in investing activities                                                  (374)            (8,595)
                                                                                       -------------      -------------
Cash flows from financing activities:
     Proceeds from revolving line of credit                                                   28,267             73,258
     Repayments of revolving line of credit                                                  (43,763)           (70,223)
     Additions to short-term indebtedness                                                         42                 81
     Repayments of short-term indebtedness                                                    (2,393)            (3,690)
     Additions to long-term indebtedness                                                          39                672
     Payments of long-term indebtedness                                                         (449)            (1,873)
     Proceeds from preferred stock                                                             5,000                 --
     Net proceeds from exercise of employee stock options                                         --                 42
                                                                                       -------------      -------------
         Net cash used in financing activities                                               (13,257)            (1,733)
                                                                                       -------------      -------------
Effect of exchange rate changes on cash                                                         (134)                20
     Net increase in cash and cash equivalents                                                 3,032              1,513
Cash and cash equivalents at beginning of period                                               3,197              1,171
                                                                                       -------------      -------------
Cash and cash equivalents at end of period                                             $       6,229      $       2,684
                                                                                       =============      =============
Supplemental disclosures of cash flow information:
     Cash paid for interest                                                            $       2,876      $       2,572
     Cash paid for income taxes                                                        $       1,626      $       1,312

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

         Unaudited Interim Financial Information - The consolidated balance sheet as of September 29, 2000, the consolidated statements of operations for the quarters and nine month periods ended September 29, 2000 and October 1, 1999, the consolidated statements of cash flows for the nine month periods ended September 29, 2000 and October 1, 1999, and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of the interim periods.

         Certain information, definitions and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results for the periods ended September 29, 2000 and October 1, 1999 may not be indicative of operating results for the full year.

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

         Earnings Per Share - Basic loss per share ("EPS") is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 5 - "Loss Per Share" for a calculation of EPS.

         New Accounting Standards - The Company has assessed the reporting and disclosure requirements of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock
Compensation: an interpretation of Accounting Principles Board ("APB") Opinion No. 25". Among other issues, Interpretation No. 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company were adopted on a prospective basis effective July 1, 2000 and did not have a material effect on the Company's results of operations or financial position.

         Foreign Currency Translation - The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period for the statement of operations. Translation adjustments are reflected in the foreign currency translation adjustment in shareholders' equity and, accordingly, have no effect on net loss. Exchange gains and losses for all foreign subsidiaries are included in income for transactions denominated in currencies other than the functional currency.

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

          Fiscal Year - The Company's fiscal year is a 52-week period ending on the last Friday in December. The quarters ended September 29, 2000 and October 1, 1999 each consisted of 13 weeks. The nine month periods ended September 29, 2000 and October 1, 1999 each consist of 39 weeks.

NOTE 2. AGREEMENT WITH SAM'S CLUB.

     The Company's relationship with Sam's has been governed by the terms and conditions of a five-year agreement (the "Agreement"), which became effective December 1, 1995 and expired on October 24, 2000. Sam's began internal distribution of produce for all of its clubs subsequent to the expiration date. Therefore, the Agreement will not be renewed.

         Sam's was the Company's largest customer, and accounted for 38.1% and 34.7% of net sales in the third quarter of 2000 and 1999, respectively, and 35.9% and 30.5% of net sales in the first nine months of 2000 and 1999, respectively.

NOTE 3. DEBT AND LIQUIDITY.

         The Company is party to a senior secured revolving credit facility agreement (the "Revolver") with Bank of America, N.A. (the "Senior Lender") and a subordinated note agreement with John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company and Signature 1A (Caymen), Ltd. (together, the "Subordinated Lender"). The Company was not in compliance with certain covenants under the agreement with the Senior Lender during fiscal 1999 and was not in compliance with certain covenants under both agreements at December 31, 1999. On April 14, 2000, the Company entered into an amendment (the tenth amendment to the Revolver) to the agreement with the Senior Lender that waived the instances of noncompliance and established new terms, including terms for repayment of the outstanding borrowings, obtained waivers from the Subordinated Lender for instances of noncompliance at December

31, 1999 and through January 1, 2001, and entered into an agreement with the Subordinated Lender to provide additional financing through the purchase of $5.0 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock ("Preferred Stock"), and to restructure the existing subordinated notes. The Preferred Stock funded on April 28, 2000 and is mandatorily redeemable in April 2007. Dividends on the Preferred Stock are payable semi-annually. Cumulative preferred dividends accrued as of September 29, 2000 totaled $0.4 million or $7.66 per share of preferred stock. The redemption price of the Preferred Stock is computed so that the combined return from the Preferred Stock and the warrants referred to below is not less than 18% per annum.

         The Company's Revolver provided for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The outstanding Revolver balance was reduced to $12.3 million, as of September 29, 2000. The $8.9 million reduction in the outstanding Revolver balance included payments of $5.0 million to meet regularly scheduled reductions in availability through September 30, 2000, as well as additional payments of $3.9 million. Subsequent to September 29, 2000, the Company received a Federal income tax refund of $3.7 million. The entire refund amount was applied against the outstanding Revolver which reduced the outstanding balance to $8.6 million. Pursuant to the terms of the Revolver, the Company and the Senior Lender agreed to permanently reduce the available balance of the Revolver to $8.6 million and that all future payments by the Company would permanently reduce the available balance under the Revolver. The terms of the amended agreement also require that all proceeds from any income tax refunds, disposition of assets or subsidiaries, and a minimum of one-half of any proceeds from the issuance of debt or equity securities (other than the Preferred Stock) be used to permanently reduce available and outstanding bank borrowings. The Company must comply with certain capital expenditure restrictions, as well. Interest accrues at prime plus 3% (currently 12.5%) through the expiration of the agreement, as amended, on February 1, 2001 or, if mutually agreed, the Eurodollar rate plus 2.75% (currently 9.45%). The effective interest rate at September 29, 2000 was 9.76%.

         Repayment of the Revolver balance is due February 1, 2001. Accordingly, the entire balance has been classified as a current liability in the accompanying September 29, 2000 consolidated balance sheet. During the second quarter of 2000, the Company engaged Rabobank International ("Rabobank") as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities. Due to the Company's progress in reducing debt levels, the Company discontinued using Rabobank during the third quarter of 2000. The Company has begun preliminary discussions with several potential lenders and expects a new senior facility to be in place no later than February 1, 2001. However, there can be no assurance that the Company will be able to arrange a new senior credit facility.

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

         Additionally, OTF has a demand agreement with Royal Bank of Canada to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20.0 million (U.S. $13.8 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrues at U.S. prime plus 0.75% (10.25% at September 29, 2000) or Canadian prime plus 0.75% (8.25%), depending on the denomination of the borrowings. The Canadian Revolver had an outstanding balance of CDN $3.9 million (U.S. $2.6 million) as of September 29, 2000.

         In July 2000, the Company entered into an agreement amending the stock purchase agreement related to the Company's 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were cancelled. In exchange, the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and August 1, 2002, respectively; and 24-month installment notes totaling $900,000. The installment notes and the lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a duration of seven years. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company in the third quarter 2000 of $1.9 million. Based on the quarterly weighted average common shares outstanding at September 29, 2000, the impact of the extraordinary gain is $.36 per basic and diluted share.

         Management believes that the combination of cash generated from ongoing operations, the funding of the Preferred Stock, the realization of recent reductions in overhead expenses, and the effects of the amendments to the Revolver and the subordinated notes will enable the Company to meet its obligations as they come due during the 12 month period subsequent to September 29, 2000.

NOTE 4. COMPREHENSIVE LOSS.

         The following table reconciles the Company's net loss to its comprehensive loss (in thousands):

                                                                QUARTER ENDED                        NINE MONTHS ENDED
                                                       --------------------------------      --------------------------------
                                                       September 29,       October 1,        September 29,        October 1,
                                                            2000              1999                2000               1999
                                                       -------------      -------------      -------------      -------------
Net loss                                               $        (596)     $     (11,445)     $      (1,666)     $      (9,011)
Other comprehensive loss - foreign currency
     translation adjustments                                     (13)               (31)              (134)               119
                                                       -------------      -------------      -------------      -------------

Comprehensive loss                                     $        (609)     $     (11,476)     $      (1,800)     $      (8,892)
                                                       =============      =============      =============      =============

NOTE 5. LOSS PER SHARE.

         The following table reconciles the calculations of the Company's basic and diluted EPS (in thousands, except per share amounts):

                                                                 QUARTER ENDED                      NINE MONTHS ENDED
                                                       --------------------------------      --------------------------------
                                                       September 29,        October 1,       September 29,        October 1,
                                                            2000               1999               2000               1999
                                                       -------------      -------------      -------------      -------------
                    BASIC EPS:
Net loss                                               $        (596)     $     (11,445)     $      (1,666)     $      (9,011)

Less: Preferred stock dividends                                  227                 --                382                 --
         Accretion of preferred stock                             33                 --                 56                 --
                                                       -------------      -------------      -------------      -------------

Net loss applicable to common shareholders                      (856)           (11,445)            (2,104)            (9,011)
                                                       =============      =============      =============      =============

Weighted average common shares outstanding                     5,243              5,241              5,243              5,240
                                                       =============      =============      =============      =============

Net loss per share                                     $        (.16)     $       (2.18)     $        (.40)     $       (1.72)
                                                       =============      =============      =============      =============

                   DILUTED EPS:
Net loss                                               $        (596)     $     (11,445)     $      (1,666)     $      (9,011)

Less: Preferred stock dividends                                  227                 --                382                 --
         Accretion of preferred stock                             33                 --                 56                 --
                                                       -------------      -------------      -------------      -------------

Net loss applicable to common shareholders -
diluted basis                                          $        (856)     $     (11,445)     $      (2,104)     $      (9,011)
                                                       =============      =============      =============      =============

Weighted average common shares outstanding -
diluted basis                                                  5,243              5,241              5,243              5,240
                                                       =============      =============      =============      =============

Net loss per share - diluted basis                     $        (.16)     $       (2.18)     $        (.40)     $       (1.72)
                                                       =============      =============      =============      =============

         Options and warrants to purchase 1,496,000 shares of common stock for the quarter ended September 29, 2000 and 1,358,000 shares of common stock for the nine month period ended September 29, 2000 were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

         Options and warrants to purchase 529,000 shares of common stock for the quarter ended October 1, 1999 and the nine month period ended October 1, 1999 were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

NOTE 6. INCOME TAXES

         Based on the Company's assessment of its ability to carryback net operating losses for federal and state tax purposes, the federal and state tax receivables have been adjusted to reflect current projections. As a result of these adjustments, the Company recorded a state tax expense of $0.8 million in the third quarter of 2000. This adjustment was partially offset by an income tax benefit realized by the Company which related to the third quarter loss of the Company's Canadian subsidiaries. This benefit is provided for at an effective tax rate of 46%, reflecting combined provincial and federal Canadian income taxes. Due to the factors above, the income tax expense for the quarter exceeds the U.S. statutory rate of 35%.

         Based on the Company's assessment of its ability to carryback net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance of $5.3 million exists at September 29, 2000 to eliminate the Company's U.S. net deferred tax assets. This allowance includes a valuation reserve of $0.2 million related to the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table presents the components of the consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                 QUARTER ENDED          NINE MONTHS ENDED
                                                 -------------          -----------------
                                           SEPTEMBER 29,  OCTOBER 1, SEPTEMBER 29,  OCTOBER 1,
                                              2000          1999        2000          1999
                                           -------------  ---------- -------------  ----------
Net sales                                      100.0%       100.0%      100.0%        100.0%
Cost of sales                                   89.8         90.4        89.3          88.4
                                               -----        -----       -----         -----
     Gross profit                               10.2          9.6        10.7          11.6

Selling, general and administrative expenses     9.2         10.9         9.1           9.9
Bad debt expense                                 0.4          2.6         0.4           0.8
Depreciation and amortization                    1.1          1.1         1.0           0.9
Disposition costs and write-offs on closed
operations                                        --          3.8          --           1.2
Transaction costs                                 --          2.1          --           0.7
Settlement of lawsuit                             --          0.4          --           0.1
                                               -----        -----       -----         -----
                                                10.7         20.9        10.5          13.4
                                               -----        -----       -----         -----
Operating income (loss)                         (0.5)       (11.3)        0.2          (1.8)
Other income (expense), primarily interest      (0.8)        (1.1)       (0.8)         (0.8)
                                               -----        -----       -----         -----
Loss before income taxes                        (1.3)       (12.4)       (0.6)         (2.6)
Income tax expense (benefit)                     0.5         (4.8)        0.2          (0.9)
                                               -----        -----       -----         -----
Loss before extraordinary items                 (1.8)        (7.6)       (0.8)         (1.7)
                                               -----        -----       -----         -----
Gain on extinguishments of debts                 1.4           --         0.4            --
                                               -----        -----       -----         -----
Net loss                                        (0.4)        (7.6)       (0.4)         (1.7)
                                               -----        -----       -----         -----
Preferred dividends and accretion                0.2           --         0.1            --
                                               -----        -----       -----         -----
Net loss applicable to common shareholders      (0.6)        (7.6)       (0.5)         (1.7)
                                               =====        =====       =====         =====

COMPARISON OF QUARTER ENDED SEPTEMBER 29, 2000 TO QUARTER ENDED OCTOBER 1, 1999

         Net sales. Net sales decreased $12.8 million, or 8.4%, to $138.4 million in the third quarter of 2000 from $151.2 million in the third quarter of 1999. The decrease in revenues is primarily attributable to the fourth quarter 1999 divestiture of seven of the Company's direct food service distribution operations and the closure of the Company's market operation in Los Angeles, California in February 2000. As a percentage of net sales, Sam's represented 38.1% in the third quarter of 2000 as compared to 34.7% in the third quarter of 1999.

         Cost of Sales. Cost of sales decreased $12.4 million, or 9.0% to $124.4 million in the third quarter of 2000 from $136.8 million in the third quarter of 1999. As a percentage of net sales, cost of sales decreased to 89.8% from 90.4%, which in turn increased the Company's gross profit percentage to 10.2% from 9.6%.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") expenses decreased by $3.8 million, or 23.1% to $12.7 million in the third quarter of 2000 from $16.5 million in the third quarter of 1999. The decrease in SG&A is primarily attributable to a reduction in operating expenses caused by the closing of poorly performing operations in the latter part of 1999 and first quarter of 2000. Additionally, salaries and benefits decreased at the Company's corporate office and certain other locations as a result of improved efficiencies and restructurings.

         Bad debt expense. Bad debt expense decreased by $3.5 million to $0.5 million in the third quarter of 2000 from $4.0 million in the third quarter of 1999. The decrease is primarily attributable to reserves taken in 1999 against certain receivables related to closed operations.

         Disposition costs and write-offs on closed operations. In the third quarter of 1999, the Company decided to close or sell its foodservice operations located in Los Angeles and San Francisco, California, Orlando, Florida, Atlanta, Georgia, Baton Rouge, Louisiana, and Austin and San Antonio, Texas. The operations in Orlando, Los Angeles and Atlanta were closed during the third quarter, while San Antonio and San Francisco were closed in October 1999. The Austin and Baton Rouge operations were sold in November 1999. As a result of the above transactions, the Company wrote off $4.6 million in goodwill, wrote down the carrying value or incurred losses on the sale of property and equipment of $0.6 million and incurred shut down costs of $0.6 million. No such costs were incurred in 2000.

         Transaction costs. On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint Holdings, Inc. ("FreshPoint") entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. Effective September 30, 1999, the agreement was terminated by the Company and FreshPoint. During the third quarter of 1999, the Company recorded expenses related to the transaction of $3.0 million which consisted primarily of legal and professional fees, severance and incentives to ensure a smooth transition of responsibilities associated with planned reductions in work force. No such costs were incurred in 2000.

         Settlement of lawsuit. In the first nine months of 1999, the Company settled a lawsuit, which, including legal costs, amounted to $0.6 million. The lawsuit involved a dispute over the Company's alleged improper solicitation of employees while starting up a new business in 1998. Management believes it was in the Company's best interests to settle the issue and avoid further legal costs.

         Operating loss. As a result of the foregoing factors, operating loss decreased $16.5 million to $0.7 million in the third quarter of 2000 from $17.2 million in the third quarter of 1999.

         Income Tax Expense. Based on the Company's assessment of its ability to carryback net operating losses for federal and state tax purposes, the federal and state tax receivables have been adjusted to reflect current projections. As a result of these adjustments, the Company recorded a state tax expense of $0.8 million in the third quarter of 2000. This adjustment was partially offset by an income tax benefit realized by the Company which related to the third quarter loss of the Company's Canadian subsidiaries. This benefit is provided for at an effective tax rate of 46%, reflecting combined provincial and federal Canadian income taxes. Due to the factors above, the income tax expense for the quarter exceeds the U.S. statutory rate of 35%. Income tax expense for the first quarter of 1999 exceeded the U.S. statutory rate of 35% due to the higher combined provincial and federal tax rates in Canada applied to the Canadian subsidiaries' earnings and nondeductible goodwill amortization.

         Net loss. As a result of the foregoing factors, the Company reported net loss of $0.6 million in the third quarter of 2000 compared to a net loss of $11.4 million in the third quarter of 1999, a decrease of $10.8 million.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 29, 2000 TO NINE MONTHS ENDED OCTOBER 1, 1999

         Net sales. Net sales decreased $74.1 million, or 14.3%, to $444.7 million in the first nine months of 2000 from $518.8 million in the first nine months of 1999. The decrease in revenues is primarily attributable to the fourth quarter 1999 divestiture of seven of the Company's direct food service distribution operations and the closure of the Company's market operation in Los Angeles, California in

February 2000. As a percentage of net sales, Sam's represented 35.9% in the first nine months of 2000 as compared to 30.5% in the first nine months of 1999.

         Cost of Sales. Cost of sales decreased $61.6 million, or 13.4% to $397.0 million in the first nine months of 2000 from $458.6 million in the first nine months of 1999. As a percentage of net sales, cost of sales increased to 89.3% from 88.4%, which in turn decreased the Company's gross profit percentage to 10.7% from 11.6%. The Company's gross profit was negatively affected by weak commodity markets in the industry, a larger portion of revenue attributable to Sam's, which historically generates a lower gross profit in relation to other revenues, and less direct delivery food service business.

         Selling, general and administrative expenses. SG&A expenses decreased by $10.0 million, or 19.7% to $40.5 million in the first nine months of 2000 from $50.5 million in the first nine months of 1999. The decrease in SG&A is primarily attributable to a decrease in operating expenses resulting from the closing of poorly performing operations in the latter part of 1999 and first quarter of 2000. Additionally, salaries and benefits decreased at the Company's corporate office and certain other locations as a result of improved efficiencies and restructurings.

         Bad debt expense. Bad debt expense decreased by $2.6 million to $1.8 million in the first nine months of 2000 from $4.4 million in the first nine months of 1999.

         Disposition costs and write-offs on closed operations. In the third quarter of 1999, the Company decided to close or sell its foodservice operations located in Los Angeles and San Francisco, California, Orlando, Florida, Atlanta, Georgia, Baton Rouge, Louisiana, and Austin and San Antonio, Texas. The operations in Orlando, Los Angeles and Atlanta were closed during the third quarter, while San Antonio and San Francisco were closed in October 1999. The Austin and Baton Rouge operations were sold in November 1999. As a result of the above transactions, the Company wrote off $4.6 million in goodwill, wrote down the carrying value or incurred losses on the sale of property and equipment of $0.6 million and incurred shut down costs of $0.6 million. No such costs were incurred in 2000.

         Transaction costs. On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. Effective September 30, 1999, the agreement was terminated by the Company and FreshPoint. During the first nine months of 1999, the Company recorded expenses related to the transaction of $3.9 million, which consisted primarily of legal and professional fees, severance and incentives to ensure a smooth transition of responsibilities associated with planned reductions in work force. No such costs were incurred in 2000.

         Settlement of lawsuit. In the first nine months of 1999, the Company settled a lawsuit, which, including legal costs, amounted to $0.6 million. The lawsuit involved a dispute over the Company's alleged improper solicitation of employees while starting up a new business in 1998. Management believes it was in the Company's best interests to settle the issue and avoid further legal costs.

         Operating income (loss). As a result of the foregoing factors, operating income (loss) increased $10.7 million to $0.9 million of income in the first nine months of 2000 from $9.8 million of loss in the first nine months of 1999.

         Income Tax Expense. Based on the Company's assessment of its ability to carryback net operating losses for federal and state tax purposes, the federal and state tax receivables have been adjusted to reflect current projections. As a result of these adjustments, the Company recorded a state tax expense of $0.8 million in the third quarter of 2000. This adjustment was partially offset by an income tax benefit realized by the Company which related to the third quarter loss of the Company's Canadian subsidiaries. This benefit is provided for at an effective tax rate of 46%, reflecting combined provincial and federal Canadian income taxes. Due to the factors above, the income tax expense for the quarter exceeds the U.S. statutory rate of 35%. Income tax expense for the first quarter of 1999 exceeded the U.S. statutory rate of 35% due to the higher combined provincial and federal tax rates in Canada applied to the Canadian subsidiaries' earnings and nondeductible goodwill amortization.

         Net loss. As a result of the foregoing factors, the Company incurred a net loss of $1.7 million in the first nine months of 2000 compared to net loss of $9.0 million in the first nine months of 1999, a decrease of $7.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $16.8 million for the first nine months of 2000 compared to $11.8 million for the first nine months of 1999. The improvement in operating cash flow is due to improved working capital levels and operating income. Cash used in investing activities decreased $8.2 million to $0.4 million in the first nine months of 2000 from $8.6 million in the first nine months of 1999. The decrease is primarily attributable to expenditures in 1999 related to the Company's implementation of its SAP information system. Cash used in financing activities was $13.2 million in the first nine months of 2000 compared to cash used of $1.7 million in the first nine months of 1999. The decrease in cash flows from financing activities compared to the prior year is primarily due to reductions in the outstanding balance of its senior secured revolving credit facility (the "Revolver") and the retirement of certain short-term debts that were partially offset by proceeds from the issuance of preferred stock and warrants.

         At September 29, 2000, the Company had working capital of $8.5 million compared to working capital of $12.2 million at December 31, 1999. The decrease in working capital is primarily due to the classification of all borrowings under the Company's Revolver as a current liability at September 29, 2000 as discussed in Note 3 to unaudited consolidated financial statements.

         The Company is party to a senior secured revolving credit facility agreement (the "Revolver") with Bank of America, N.A. (the "Senior Lender") and a subordinated note agreement with John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company and Signature 1A (Caymen), Ltd. (together, the "Subordinated Lender"). The Company was not in compliance with certain covenants under the agreement with the Senior Lender during fiscal 1999 and was not in compliance with certain covenants under both agreements at December 31, 1999. On April 14, 2000, the Company entered into an amendment (the tenth amendment to the Revolver) to the agreement with the Senior Lender that waived the instances of noncompliance and established new terms, including terms for repayment of the outstanding borrowings, obtained waivers from the Subordinated Lender for instances of noncompliance at December 31, 1999 and through January 1, 2001, and entered into an agreement with the Subordinated Lender to provide additional financing through the purchase of $5.0 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock ("Preferred Stock"), and to restructure the existing subordinated notes. The Preferred Stock funded on April 28, 2000 and is mandatorily redeemable in April 2007. Dividends on the Preferred Stock are payable semi-annually. Cumulative preferred dividends accrued as of September 29, 2000 totaled $0.4 million or $7.66 per share of preferred stock. The redemption price of the Preferred Stock is computed so that the combined return from the Preferred Stock and the warrants referred to below is not less than 18% per annum.

         The Company's Revolver provided for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The outstanding Revolver balance was reduced to $12.3 million, as of September 29, 2000. The $8.9 million reduction in the outstanding Revolver balance included payments of $5.0 million to meet regularly scheduled reductions in availability through September 30, 2000, as well as additional payments of $3.9 million. Subsequent to September 29, 2000, the Company received a Federal income tax refund of $3.7 million. The entire refund amount was applied against the outstanding Revolver which reduced the outstanding balance to $8.6 million. Pursuant to the terms of the Revolver, the Company and the Senior Lender agreed to permanently reduce the available balance of the Revolver to $8.6 million and that all future payments by the Company would permanently reduce the available balance under the Revolver. The terms of the amended agreement also require that all proceeds from any income tax refunds, disposition of assets or subsidiaries, and a minimum of one-half of any proceeds from the issuance of debt or equity securities (other than the Preferred Stock) be used to permanently reduce available and outstanding bank borrowings. The Company must comply with certain capital expenditure restrictions, as well. Interest accrues at prime plus 3% (currently 12.5%) through the expiration of the agreement on February 1, 2001 or, if mutually agreed, the Eurodollar rate plus 2.75% (currently 9.45%). The effective interest rate at September 29, 2000 was 9.76%.

         Repayment of the Revolver balance is due February 1, 2001. Accordingly, the entire balance has been classified as a current liability in the accompanying September 29, 2000 consolidated balance sheet. During the second quarter of 2000, the Company engaged Rabobank International ("Rabobank") as its exclusive financial advisor to raise additional capital through the private sale of equity or debt securities. Due to the Company's progress in reducing debt levels, the Company discontinued using Rabobank in the third quarter of 2000. The Company has begun preliminary discussions with several potential lenders and expects a new senior facility to be in place no later than February 1, 2001. However, there can be no assurance that the Company will be able to arrange a new senior credit facility.

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

         Additionally, OTF has a demand agreement with Royal Bank of Canada to provide revolving credit facilities (the "Canadian Revolver") of up to CDN $20.0 million (U.S. $13.8 million), subject to certain covenant and borrowing base requirements. The Canadian Revolver is collateralized by substantially all assets of OTF. Interest on borrowings accrues at U.S. prime plus 0.75% (10.25% at September 29, 2000) or Canadian prime plus 0.75% (8.25%), depending on the denomination of the borrowings. The Canadian Revolver had an outstanding balance of CDN $3.9 million (U.S. $2.6 million) as of September 29, 2000.

         The Company is party to a master lease agreement with SunTrust Bank that has been used to provide equipment financing for several of the Company's operating units. The Company was not in compliance with certain covenants under the terms of the lease at December 31, 1999 and received waivers for noncompliance through January 1, 2001. The lease agreement provides that future lease payments can be accelerated in the event of default. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period.

         In July 2000, the Company entered into an agreement amending the certain stock purchase agreement related to the Company's 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were cancelled. In exchange, the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24-month installment notes totaling $900,000. The installment notes and the lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a duration of seven years. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company in the third quarter 2000 of $1.9 million. Based on the quarterly weighted average common shares outstanding at June 30, 2000 less 824,000 contingent shares associated with the original agreement, the impact of the extraordinary gain is $.29 per diluted share.

         Under the terms of the purchase agreements for Jos. Notarianni & Co. ("Notarianni") and Hereford Haven Inc. d/b/a Martin Bros., a portion of the purchase price is contingent upon each company's earnings subsequent to their acquisitions. The contingent payment for Notarianni will be equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period beginning October 3, 1998. Any contingent payment is payable in cash or common stock at the Company's sole discretion.

         The Martin Bros. contingent payment is equal to 4 times the average annual pretax earnings for the three-year period beginning January 3, 1998. This payment will be due March 31, 2001 and is payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option. The total contingent payment is estimated at approximately $3.8 million at September 29, 2000.

         Management believes that the combination of cash generated from ongoing operating activities, the funding of the Preferred Stock, the realization of recent reductions in overhead expenses, and the effects of the amendments to the Revolver and the subordinated notes will enable the Company to meet its obligations as they come due during the 12 month period subsequent to September 29, 2000.

         As discussed previously, the Company intends to arrange a new senior debt facility to replace the current facility which expires in February 2001. However, there can be no assurance that the Company will be able to arrange a new senior credit facility.

QUARTERLY RESULTS AND SEASONALITY

         The Company's business is somewhat seasonal, with its greatest quarterly sales volume historically occurring in the fourth quarter. With the change in the current mix of business resulting from the Company's divestitures of certain specialty food service operations, the termination of the Sam's agreement in October 2000 and the increasing effect of global sourcing, seasonal fluctuations may diminish in future years. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lower sales of these items are partially replaced by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, prepackaged products, such as vegetable trays, are strongest during the fourth quarter holiday season. In any given quarter, an adverse development such as the unavailability of high quality produce or harsh weather conditions could have a disproportionate impact on the Company's results of operations for the full year.

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

         Interest Rate Risk. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate or the Eurodollar rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of September 29, 2000 would be immaterial.

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      On November 9, 2000, David Sheinfeld resigned as Chairman of the Board and President of the Company to pursue other interests. The Company has entered into an agreement with Mr. Sheinfeld providing, among other things, for Mr. Sheinfeld to render consulting services on an as needed basis to the Company through December 31, 2001.

      Mr. Sheinfeld voluntarily filed for Chapter 11 bankruptcy protection in February 2000. On November 6, 2000, Mr. Sheinfeld filed a motion to convert his bankruptcy to Chapter 7. Based upon these events, in the third quarter of 2000, the Company fully reserved for notes receivable due from Mr. Sheinfeld totaling $0.4 million.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K.

(a)      Exhibits

         Exhibit 27.1 Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

Items 1, 2, 3 and 4 of Part II are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
(Registrant)

 /s/  John H. Gray                                   Date:   November 14, 2000
---------------------------------------------                -----------------
John H. Gray
Executive Vice President and Chief Financial
  Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1          Financial Data Schedule