Form 10-K405
period 2000-12-29
FRESH AMERICA CORP
filed 2001-09-12
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-24124

                               FRESH AMERICA CORP.
                           6600 LBJ FREEWAY, SUITE 180
                                DALLAS, TX 75240
                                 (469) 791-5700

INCORPORATED IN:                                                    IRS EMPLOYER
TEXAS                                             IDENTIFICATION NO.: 76-0281274

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, $0.01 Par Value          None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    No X
                                    ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The number of common shares outstanding of the registrant was 8,410,098 as of September 4, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Fresh America Corp. ("Fresh America", or the "Company", "we", "us", or "our"), a Texas corporation founded in 1989, provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated food products for a wide variety of customers in the retail, food service and food distribution businesses. Additional services such as inventory planning and customer support are also provided as areas of unique specialization. Because of the perishable nature of fresh fruits and vegetables, distribution requires specialists such as Fresh America that can maintain the "cold chain" of distribution to ensure safety, quality and yield for the wide variety of products available in today's marketplace. The Company serves over 4,000 customers in 42 states through 8 distribution facilities located in Dallas and Houston, Texas; Atlanta, Georgia; Scranton and Wilkes-Barre, Pennsylvania; Richmond, Indiana; Chicago, Illinois and Los Angeles, California. The Company maintains its headquarters in Dallas, Texas.

The Company provides produce and related products and services in four primary areas of specialization: programs, retail/wholesale, logistics and value-added processing and repacking. In 1999 and 2000, the Company made a decision to reduce its presence in specialty food service by divesting seven operations that lacked sufficient market presence and were under performing (please see "Acquisitions and Divestitures" below). Within each of the aforementioned areas of specialization, the Company provides a broad array of services, which may include centralized purchasing, processing, repacking, warehousing, distribution, inventory planning, system integration and customer support. An expanded description of these areas of specialization follows.

Programs. Due to the specialized handling requirements associated with fresh fruits and vegetables and Fresh America's integrated distribution network and related services, Fresh America's network of facilities that have the ability to repack or process positions the Company to offer specialized services to various retail, wholesale and distribution companies. These services allow customers, such as Dole Fresh Vegetables, Inc. and CKE Restaurants/MBM Corporation to outsource certain aspects of their fresh produce distribution function to Fresh America primarily for the purpose of eliminating the infrastructure required to perform those activities. In its program distribution business, the Company is typically compensated on a fee for service or a predetermined margin basis.

Retail/Wholesale. The Company sells produce and provides distribution services to national and regional retail or wholesale accounts, which include supermarkets, independent grocers and other purchasers of fresh produce and other food products. Fresh America provides a variety of services, which include procuring, repackaging, warehousing and distributing of fresh produce for these customers. The Company also imports specialty produce from various global sources to ensure consistent availability. However, the volume of importing is expected to decrease significantly due to the sale of Ontario Tree Fruits in March 2001 and proposed sale of Bacchus Fresh International in August 2001 (please see "Acquisitions and Divestitures" below). Produce is generally distributed to central warehouses or, on a limited basis, directly to the retail location.

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

Logistics. The Company's freight service currently operates approximately 100 trucks each week. These services are targeted for customers that can provide weekly commitments on a consistent basis for a year round flat rate as well as customers that call randomly for load assistance on a flat percentage basis. Internal services are provided on an as-needed basis at combined rates that are less than what would be available through other sources.

Specialty Food Service. Food service customers include restaurants, hotels, schools, hospitals and other institutions. Produce is purchased by the Company and shipped to a number of customers. Distribution of produce to food service accounts generally requires a higher level of service, entailing as many as six deliveries a week. The Company is de-emphasizing this area of specialization in the future to better take advantage of the Company's strengths in the other areas. See Item 7 - "Management's Discussion and Analysis" for further discussion.

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

Refrigerated prepackaged produce includes chopped lettuce and presliced fruits and vegetables, including party trays of fresh, precut vegetables. Processed foods include prepackaged salads, prepared salads and a limited selection of salad dressings. The Company also provides certain specialty types of produce. For example, a subsidiary, Francisco Distributing Co., ships and repackages mangos, peppers and honeydew melons in the United States.

Warehouse and Distribution. The Company conducted its operations during fiscal 2000 out of 9 distribution facilities located in Arizona, California, Georgia, Illinois, Indiana, Pennsylvania and Texas. The Company sold its Arizona operation in April 2001 and closed its Florida operation in May 2001. In addition, the Company maintains its Company headquarters in Dallas, Texas.

Each distribution center employs between 20 and 250 employees, most of whom are involved in receiving and shipping, as well as driving the Company's transportation fleet. The distribution centers are designed for receiving, cold storage, sorting and shipping, and are positioned to allow the Company to distribute perishable products by truck to its customers throughout the respective regional geographical area. Fresh America operates from approximately 930 thousand square feet of warehousing and processing space.

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

In addition, the Company has a central buying department and logistics group located in Dallas, Texas to handle certain requirements of its program business, purchase certain staple items common to all business units, enhance its buying power and manage transportation for certain customers.

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

Customer Concentration. Sam's accounted for 30.0% of sales in 2000 and 30.5% in 1999. Due to the loss of the distribution agreement with Sam's, the Company anticipates sales to Sam's will comprise less than 10% of it's sales in 2001.

Personnel. Fresh America refers to its employees as "associates" and attempts to maintain a team spirit among all of its associates. Management believes that the Company's relations with its associates are good. As of August 9, 2001 the Company employed a total of approximately 580 full-time associates and 10 part-time associates, including approximately 26 corporate associates and 564 regional associates. The Company's operations in Scranton, Pennsylvania and Los Angeles, California have collective bargaining agreements with their warehouse associates.

Competition. The Company operates in highly competitive markets, and its success will be largely dependent on its ability to manage product from source to customer. The produce industry is highly fragmented and is primarily comprised of small, family-owned operations serving local and regional markets. The Company also competes with national food service and wholesale food distribution companies.

Seasonality. See Item 7-MD&A under the caption "Quarterly Results and Seasonality" for information about the seasonality of the Company's business.

ACQUISITIONS/DIVESTITURES

The Company commenced operations in 1989 by delivering produce to one Sam's Club, a division of Wal-Mart Stores, Inc. The success of the initial venture in Houston, Texas allowed the Company to rapidly expand its relationship with Sam's and provide produce for 375 Sam's Clubs in the Midwest, Northeast, Southeast and Southwest at the peak of its distribution arrangement with Sam's. The Company's distribution agreement with Sam's was governed by a written contract which expired on October 24, 2000. Thereafter, Sam's began internal distribution of produce for all of its clubs; however, the Company continues to supply certain produce items to Sam's on a non-contractual basis.

Because the Company understood the Sam's agreement would expire in 2000, in 1995 the Company began to implement a strategy that would attract new customers over a wider geographical area and diversify its customer base into other areas of produce distribution. In executing its strategy, the Company completed 16 acquisitions from 1995 through 1998 and added various customer alliances involving fresh produce procurement, warehousing, distribution and/or marketing. Through these acquisitions and new customer relationships, the Company expanded its cold chain distribution network to become national in scope, diversified its customer and supplier relationships and expanded its value-added processing capabilities. Seven of these acquisitions in the specialty food service business never achieved sufficient market presence and were closed or sold during 1999 and 2000.

The table below identifies the acquisitions, their primary area(s) of distribution and specialization and, where appropriate, the date divested:

                                                                                         PRIMARY
DATE ACQUIRED                    COMPANY                           LOCATION             SERVICES(a)     DATE DIVESTED
-------------                    -------                           --------             -----------     -------------
September 1995       Lone Star Produce, Inc.                       Austin, TX                1          November 1999
November 1996        Produce Plus, Inc.(b)                         Houston, TX               1
January 1997         Chef's Produce Team                           Los Angeles, CA           1          October 1999
March 1997           One More Tomato, Inc.(b)                      Houston, TX               3
May 1997             Pittman Produce of Orlando, Inc.              Orlando, FL               1          September 1999
August 1997          C. Kalil Fruit & Vegetable, Inc.(b)           Houston, TX             1,2,3
September 1997       Bano Quality Produce, Inc.                    Baton Rouge, LA          1,3         November 1999
December 1997        Premier Produce, Inc.                         San Antonio, TX           1          October 1999
December 1997        Tomahawk Produce, Inc.                        Atlanta, GA             1,2,3        September 1999
January 1998         Hereford Haven, Inc. d/b/a Martin Bros.       Dallas, TX               2,3
February 1998        Francisco Distributing Co.                    Los Angeles, CA           2
March 1998           Ontario Tree Fruits Ltd. and Affiliates       Toronto, Ontario          2          March 2001(d)
August 1998          Jos. Notarianni & Co.                         Scranton, PA             2,3
October 1998         King's Onion House                            Phoenix, AZ              2,3         April 2001(e)
October 1998         Thompson's Produce Company                    Pensacola, FL            1,3         May 2001(f)
November 1998        Sam Perricone Citrus Company                  Los Angeles, CA           2          February 2000(c)

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

(d) The operating assets of Ontario Tree Fruits, Ltd. and its affiliates were sold in March 2001.

(e)      All outstanding common stock for King's Onion House was sold in April
         2001.

(f)      Original asset purchase rescinded by legal arbitration in May 2001.

Tomahawk Produce, Inc. that operated in the Atlanta, Georgia produce market relocated its remaining tomato repacking operation to the Company's distribution facility also located in Atlanta that was primarily dedicated to providing produce under the Sam's distribution agreement. The tomato operation, coupled with expanding program distribution, lessened dependence on the Sam's business and positioned the Atlanta facility for continuing operations after this facility's remaining Sam's Clubs were withdrawn from service in December 1999.

In February 2000, Allied-Perricone, Inc. f/k/a Sam Perricone Citrus Company closed its market operation in Los Angeles, California but continues to operate its brokerage business in Walnut Creek and Visalia, California.

On March 16, 2001 the Company sold the operating assets of its Canadian operation to better focus on its domestic opportunities. A major customer was lost during 1999, the Company was not able to replace the lost business and the Canadian operations did not fit well with the Company's focus on value-added services and products. The Canadian operations incurred losses of $2.0 million during fiscal 2000 and $2.0 million in the first quarter 2001. However, by taking advantage of the import knowledge gained through the Canadian operations, the Company will continue to provide its customers with imported produce through its other operating divisions.

On April 20, 2001 the Company sold all of the outstanding capital stock of King's Onion House. The Company was not able to achieve profitable operations in fiscal 2000 and did not believe Phoenix represented a strategic market for future growth. Losses totaled $5.5 million during fiscal 2000.

Through an arbitration, the original October 1998 purchase by Fresh America of the assets of Thompson's Produce Company was rescinded, effective May 12, 2001. As a result, the Company was relieved of its real property lease obligations in Pensacola, Florida (total future rental payments were $5.4 million) in exchange for the return of net assets totaling $1.4 million. This location was a non-performing asset for the Company, with losses totaling $3.3 million during fiscal 2000 and approximately $850,000 in the first quarter of 2001.

Subsequent to December 29, 2000, the Company sold the assets of Bacchus Fresh International, and an idle real estate property at Cutten Road in Houston, Texas. The proceeds of approximately $871,000 were used to reduce the Company's senior debt.

STRATEGY

As discussed above in "Acquisitions/Divestitures," in October 1999, the Company decided to divest most of its specialty food service operations due to insufficient local market presence and poor performance. Today the Company is focused on areas of proven performance and success, primarily holesale/retail sales and distribution. As a result, Fresh America is better positioned to take advantage and further enhance its existing capabilities in such areas as retail consolidation, distribution consolidation, food safety, technology, branded produce and managing product from source to customer.

The Company is focused on taking advantage of the infrastructure of its existing businesses to further diversify and broaden its customer base, market penetration and service offerings. Management has developed a number of important strategies considered key to the success of the business: (i) adhere to its proven operating model requiring high food safety standards while providing quality products with high yields at reasonable prices, (ii) actively support and enhance customer and supplier relationships, (iii) maintain a low operating cost structure, (iv) utilize systems to maximize customer communication and activities, and (v) proactively pursue alliances and internal expansions.

The Company intends to expand its value-added operations, particularly in the area of tomato repack, outsource relationships through national programs, and logistics services, to both internal and external customers. The Company's focus on value-added products should have a favorable impact on the Company's margin. The Company expects that the retail, food service and food distribution companies will continue to consolidate and look for value beyond low prices, therefore making the process of managing product from source to customer an increasingly important component of the Company's national distribution capabilities. Continuing emphasis on food safety and the cold chain required for proper produce distribution should align the Company with national trends in consumption and government regulation.

In the near term, the Company will focus on a slower, more controlled pace of growth than in prior years and will pursue taking advantage of its existing infrastructure and enhancing efficiencies in its current base of operations.

FINANCIAL RESTRUCTURING

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructure whereby The North Texas Opportunity Fund LP, ("NTOF") purchased 8% Series D redeemable cumulative preferred stock and warrants exercisable for 84,100,980 shares of our common stock, which is approximately 50% of the Company's fully-diluted common stock after proposed charter amendments discussed below, for cash proceeds of $5 million. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, $5 million of 10% redeemable cumulative preferred stock and all accrued interest and dividends for $2.7 million of 8% Series D redeemable cumulative preferred stock and warrants exercisable for 45,414,529 shares of our common stock, which is approximately 27% of the Company's fully-diluted common stock after proposed charter amendments discussed below.

The new warrants cannot be exercised until the Company's articles of incorporation are amended to increase the Company's authorized common stock from 10 million shares to 300 million common shares and lower the common stock's par value from $.01 to $.0001 per share. The Board of Directors has approved such amendment but the holders of two-thirds of the Company's issued and outstanding capital stock entitled to vote must approve it. NTOF has received the agreement of the holders of 46.8% of the issued and outstanding common stock to vote in favor of the amendment, thereby requiring the holders of an additional 19.9%of the issued and outstanding common stock to approve the amendment before the warrants can be exercised. The Company believes that the requisite holders of its common stock will approve the amendment subject to the filing and clearance of proxy materials with the SEC and the mailing of definitive proxy materials to its stockholders. However, Fresh America can provide no assurances that requisite shareholder approval will be obtained and, as a result, that the charter amendment will become effective.

The warrants issued to NTOF and the Subordinated Lender are exercisable for a ten year period which commenced on August 14, 2001 and ends August 14, 2011. The exercise price of the warrants is $.0001 per share and the warrants are subject to anti-dilution provisions providing adjustment in the event of any recapitalization, stock dividend, stock split, reorganization, merger or similar transaction or certain issuances of shares below their market value.

Each share of the 77,000 shares of Series D preferred stock issued to NTOF and the Subordinated Lender has the right to receive cumulative dividends, payable monthly in cash and calculated on the basis of an annual dividend rate of $8.00 for each share plus interest on any accrued but unpaid dividends. The Company may not declare a dividend on any other class of capital stock so long as any accrued dividends for the preferred stock have not been paid. If the Company pays a dividend to holders of any other class of the Company's capital stock, then the Company will pay a dilution fee to the holders of the preferred stock. In the event that the requisite shareholder approval for the amendment to our charter discussed above is not obtained, the annual dividend rate will increase to $18 for each share of preferred stock and holders of preferred stock will be entitled to vote as a separate class for all matters on which the holders of common stock are entitled to vote, with each share entitled to one vote per share; however, where applicable law prevents class voting, holders of the preferred stock will be entitled to vote together with the holders of common stock with each share of preferred stock entitled to 250 votes per share being 12,500,000 votes for NTOF and 6,750,000 for the Subordinated Lender.

NTOF and the Subordinated Lender have a put right on the Series D preferred stock after August 14, 2004, and immediately upon any breach by the Company of the financial restructuring agreements or any sale, merger or change of control of the Company at $100.00 per share plus accrued and unpaid dividends. If the requisite shareholder approval for the amendment to our charter discussed above is not obtained, NTOF and the Subordinated Lender may exercise their put right at three times the face value of the preferred stock, such amount being $15,000,000 for NTOF and $8,100,000 for the Subordinated Lender. Additionally, the holders of the preferred stock, have the right to redeem their shares of preferred stock on the same terms of the put right after April 30, 2007 or immediately upon the occurrence of any sale, merger or change of control of the Company, any qualified public offering with net proceeds of at least $20,000,000 or any private equity financing with net proceeds of at least $20,000,000.

Each share of Series D preferred stock has a preference upon liquidation, dissolution, winding up or sale of the Company equal to $100.00 per share plus accrued and unpaid interest. If the requisite shareholder approval discussed above is not obtained, the holders of the preferred stock will have the right to a liquidation preference payment equal to the face value of the preferred stock plus 90% of the fair market value of the remaining property of the Company and the holders of the common stock will have the right to a liquidation preference payment equal to the remaining 10% of the fair market value of the remaining property of the Company.

Under the terms of the Series D preferred stock and the Stockholders Agreement dated August 14, 2001 by and among the Company, NTOF and the Subordinated Lender, NTOF has the right to appoint three directors to the Board of Directors and the Subordinated Lender has the right to appoint one director to the Board of Directors. The Subordinate lender has advised that it does not currently intend to exercise its right to appoint a director. Under our bylaws, the maximum number of directors is six. In addition, NTOF and the Subordinated Lender each have the right to designate one observer to attend all meetings of the Board of Directors. Under the Stockholders Agreement, the Company granted each holder of preferred stock the preemptive right to purchase, pro rata, all or any part of new securities offered by the Company. The Stockholders Agreement also grants each holder of preferred stock the right of first offer and co-sale rights in the event another holder of preferred stock elects to sell its stock. Prior to a public offering with net proceeds of at least $20,000,000, if the holder of 50% or more of the outstanding capital stock of the Company elects to sell all of its shares, then the holder will have pull-along rights with respect to the non-selling holders of preferred stock.

Under the Securities Exchange and Purchase Agreement dated August 14, 2001 (the "Purchase Agreement") by and among the Company, NTOF and the Subordinated Lender, the Company has granted registration rights to NTOF and the Subordinated Lender. The registration rights granted include two rights to demand that the Company register the holder's shares for resale to the public pursuant to the Securities Act of 1933, an unlimited number of rights to register the holder's shares for resale to the public pursuant to other public offerings and, upon the Company's eligibility for use of Form S-3 under the Securities Act of 1933, an unlimited number of rights to register the holder's shares for resale to the public on Form S-3.

The Purchase Agreement also requires the Company to obtain NTOF's and/or the Subordinated Lender's consent prior to taking certain actions in the operation of its business other than pursuant to the terms of the financial restructuring. These actions, include, but are not limited to, amending the Company's organizational documents adversely to NTOF and the Subordinated Lender, declaring any dividends, selling or leasing any assets of the Company outside of the ordinary course of business, selling any additional capital stock of the Company (except pursuant to existing warrants and under the Company's stock option plan for employees), entering into any transactions with affiliates (other than in arms-length transactions), paying any management or consulting fees, acquiring any debt or equity interest in another entity, increasing the compensation of any executive officer by 5% or more, terminating any key employee, adopting a new employee benefit plan or employment agreement, acquiring any property for more than $500,000 or making any capital expenditure greater than $250,000 individually or $1,000,000 in the aggregate.

The following table sets forth certain pro-forma information concerning the beneficial ownership of Common Stock following the completion of the financial restructuring.

                          POST FINANCIAL RESTRUCTURING
                          PRO-FORMA SECURITY OWNERSHIP

                                                                 Number of Shares                 Percent of
                       Beneficial Owner                          of Common Stock                   Class(1)
                       ----------------                          ---------------                  ----------
         NTOF                                                         84,100,980                     50.0%
         Subordinated Lender                                          45,414,529                     27.0%
         Existing Shareholders                                         8,410,098                      5.0%
         Management Share Distribution:
              Darren Miles                                             2,724,872                      1.6%
              Larry Martin                                             7,266,325                      4.3%
              Gary Weiner                                              2,724,872                      1.6%
              Steve Finberg                                            2,724,872                      1.6%
              Cheryl Taylor                                            2,724,872                      1.6%
              Existing Warrants                                          300,000                      0.1%
              Existing Options under '93 & '96 plans                     422,540                      0.2%
              Existing Management Pool                                 5,632,730                      3.3%
              New Management Pool                                      5,755,270                      3.4%

(1) Percentages are based on the total number of shares outstanding at September 5, 2001, plus the total number of shares issuable pursuant to financial restructuring and plus the total number of outstanding options held by each such person that are exercisable within 60 days of such date and securities exchangeable into Common Stock within 60 days of such date. Shares issuable upon exercise of outstanding options or through the conversion of securities exchangeable into Common Stock, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

In conjunction with this restructure, Bank of America, N.A. (the "Senior Lender") agreed to a payment schedule which will reduce the Company's indebtedness to the Senior Lender from $5.3 million, which was owed at the time of closing, to $3.8 million by year-end 2001. Our revolving credit facility with our Senior Lender has also been restructured as a term note with a maturity date of January 2, 2002. The Company is negotiating with a new lender to replace the existing term facility with a revolving credit facility prior to the maturity of the term loan. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its senior credit facility beyond January 2002, if that becomes necessary.

Management believes that the combination of the effects of the financial restructure completed in September 2001, cash generated from ongoing operating activities, and the realization of recent reductions in corporate overhead expenses will enable the Company to meet its obligations as they come due during the 2001 calendar year.


ITEM 2.  PROPERTIES.

The Company's headquarters and executive offices occupy 15,203 square feet of leased space in an office building in Dallas, Texas. As of September 5, 2001, the Company conducts its operations from the following facilities:


                                                               SQUARE          OWNED/
                       LOCATION                                FOOTAGE         LEASED        EXPIRATION DATE
                       --------                                -------         ------        ---------------
Arlington, TX                                                  105,000         Leased            03/31/06
Chicago, IL                                                    145,289         Leased            07/31/07
Houston, TX - West Loop                                         80,496         Leased            04/30/08
Atlanta, GA                                                     64,000         Leased            06/30/06
Los Angeles, CA - Blackburn Street                              60,000         Leased            08/31/03
Los Angeles, CA - Leyva Street                                 110,000         Leased            12/31/02
Richmond, IN                                                    37,000         Owned                -
Scranton, PA - Genet Street (2 buildings)                      105,249         Owned                -
Wilkes-Barre, PA                                                50,000         Leased            12/01/04

The Company owns or is obligated by lease on certain properties related to sold or closed operations. Such properties are not listed above, as they are not currently being used in operations, but aggregate approximately 87,640 square feet of leased space (with expiration dates ranging from 4 months to 6.5 years as of December 29, 2000) and 2,984 square feet of owned space. The Company has subleased all of these properties. During 2000, the Company pledged its owned facilities as collateral security for its senior credit facility. See discussion of debt arrangements under the caption "Liquidity and Capital Resources" in Item 7 - MD&A.

Management believes that its existing facilities are adequate for the Company's present level of operations. Although some consolidation is possible due to overlap or modernization of facilities, the Company is generally capable of accommodating growth within each existing geographic territory. The Company anticipates moving all central office operations to its facility in Arlington, Texas by year-end 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock currently is quoted on Pink Sheets under the symbol FRES. As of August 9, 2001 the Company had 60 holders of record for its common stock. The Company estimates that there were in excess of 1,000 beneficial owners of its common stock as of that date. During 1999 and 2000, the Company's common stock traded on the Nasdaq Stock Market. The high and low sales prices for the common stock on the Nasdaq Stock Market for each quarter of fiscal 2000 and 1999 are shown below:

                                                                      HIGH           LOW
                                                                      ----           ---
                              2000
                                         First Quarter               5 3/8           3 1/4
                                         Second Quarter              3 3/4           1 1/8
                                         Third Quarter               2 3/4           1 1/2
                                         Fourth Quarter              2 3/16            7/8

                              1999
                                         First Quarter              23 1/2          15 3/4
                                         Second Quarter             20 5/8          12 1/2
                                         Third Quarter              14 1/2           5
                                         Fourth Quarter              6 11/16         3 3/8

Subsequent to December 29, 2000, the Company received notice from The Nasdaq Stock Market, Inc. that its common stock had failed to maintain the continued listing standards as required by Nasdaq rules. After a hearing on May 10, 2001, the Company was notified that the Nasdaq staff had determined the Company's stock would be delisted and the stock began trading on the Pink Sheets as of May 25, 2001.

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings to support operations and therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future. Future payment of cash dividends on its common stock will depend upon such factors as the Company's earnings, capital requirements, capital structure, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. In addition, the Company's current senior credit facility prohibits the payment of cash dividends on any of its capital stock.

For non-registered issuances of common stock during the prior three years, please see discussion of July 2000 and April 2001 issuances in MD&A under caption "Financial Restructuring" under the subheading "Acquisitions".

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

The following selected consolidated financial and operating data should be read in conjunction with Item 7 - MD&A and Item 8-Financial Statements and Supplementary Data contained herein. The consolidated statement of operations and consolidated balance sheet data for each of the fiscal years in the five-year period ended December 29, 2000 are derived from the audited financial statements of the Company.


                                                                              FISCAL YEAR ENDED(1)(2)
                                                    ---------------------------------------------------------------------------
                                                   DEC. 29, 2000   DEC. 31, 1999    JAN. 1, 1999    JAN. 2, 1998   JAN. 3, 1997
                                                   -------------   -------------    ------------    ------------   ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                             (In thousands, except per share amounts)
Net sales                                           $    554,554    $    669,875    $    609,490    $    429,524   $    323,775
Cost of sales                                            496,169         591,977         537,556         386,161        291,810
                                                    ------------    ------------    ------------    ------------   ------------
     Gross profit                                         58,385          77,898          71,934          43,363         31,965
                                                    ------------    ------------    ------------    ------------   ------------
Selling, general and administrative expenses              54,023          66,756          51,936          32,734         23,517
Bad debt expense                                           1,912           6,031           1,230              82            156
Depreciation and amortization                              5,506           6,244           3,987           1,805          1,534
Disposition costs and impairment of long-lived
assets                                                    12,791          13,520            --              --             --
Transaction costs                                           --             3,805           1,395            --             --

Settlements of lawsuits                                    1,222             850            --              --             --
                                                    ------------    ------------    ------------    ------------   ------------
     Total operating costs and expenses                   75,454          97,206          58,548          34,621         25,207
                                                    ------------    ------------    ------------    ------------   ------------
Operating income (loss)                                  (17,069)        (19,308)         13,386           8,742          6,758
Other income (expense)                                    (4,940)         (5,313)         (2,123)            389            (32)
                                                    ------------    ------------    ------------    ------------   ------------
Income (loss) before taxes and extraordinary item        (22,009)        (24,621)         11,263           9,131          6,726
Income tax expense (benefit)                                 833          (2,630)          5,041           3,921          2,500
                                                    ------------    ------------    ------------    ------------   ------------
Income (loss) before extraordinary item                  (22,842)        (21,991)          6,222           5,210          4,226
Extraordinary gain on extinguishment of debt               1,905            --              --              --             --
                                                    ------------    ------------    ------------    ------------   ------------
     Net income (loss)                                   (20,937)   $    (21,991)   $      6,222    $      5,210   $      4,226
Preferred dividends and accretion                            698            --              --              --             --
                                                    ------------    ------------    ------------    ------------   ------------
     Net income (loss) applicable to common
      Shareholders                                  $    (21,635)   $    (21,991)   $      6,222    $      5,210   $      4,226
                                                    ============    ============    ============    ============   ============
Earnings (loss) per share - basic                   $      (4.13)   $      (4.20)   $       1.27    $       1.19   $       1.00
                                                    ============    ============    ============    ============   ============
Earnings (loss) per share - diluted                 $      (4.13)   $      (4.20)   $       1.20    $       1.12   $       0.94
                                                    ============    ============    ============    ============   ============

                                      -------------------------------------------------------------------------
                                      DEC. 29, 2000  DEC. 31, 1999   JAN. 1, 1999   JAN. 2, 1998   JAN. 3, 1997
                                      -------------  -------------   ------------   ------------   ------------
CONSOLIDATED BALANCE SHEET DATA:                                    (In thousands)
Working capital                        $      2,640   $     12,246   $     28,474   $     11,219   $     11,284
Property and equipment, net                   9,944         24,440         23,900         13,581         10,100
Total assets                                 87,261        134,481        158,099         79,964         45,769
Long-term debt, less current portion         25,000         32,843         35,985          6,193            547
Shareholders' equity                          9,402         29,771         50,562         29,335         22,310

(1) The Company's fiscal year is a 52-week or 53-week period ending on the Friday closest to calendar year end. Fiscal 1996 through fiscal 2000 are 52-week periods.

(2) As discussed in Item 1 - Business, the Company made several acquisitions from 1995 through 1998 and several divestitures in 1999 and 2000 that affect the comparability of information reflected in the selected financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table presents the components of the consolidated statements of operations as a percentage of sales for the periods indicated and includes the results of operations for all acquired companies from their date of acquisition, except that Ontario Tree Fruits Ltd.'s ("OTF") results of operations are included for all periods since it has been accounted for as a pooling of interests. The fiscal years ended December 29, 2000 (fiscal 2000), December 31, 1999 (fiscal 1999) and January 1, 1998 (fiscal 1998) are all 52-week periods.

                                                                              FISCAL YEAR ENDED
                                                           -------------------------------------------------------
                                                             DECEMBER 29,        DECEMBER 31,         JANUARY 1,
                                                                 2000               1999                1999
                                                           ---------------     ---------------     ---------------
Net sales                                                            100.0%              100.0%              100.0%
Cost of sales                                                         89.5                88.4                88.2
                                                           ---------------     ---------------     ---------------
     Gross profit                                                     10.5                11.6                11.8
                                                           ---------------     ---------------     ---------------
Selling, general and administrative expenses                           9.7                10.0                 8.5
Bad debt expense                                                       0.4                 0.9                 0.2
Depreciation and amortization                                          1.0                 0.9                 0.7
Disposition costs and impairment of long-lived assets                  2.3                 2.0                --
Transaction costs                                                     --                   0.6                 0.2
Settlements of lawsuits                                                0.2                 0.1                --
                                                           ---------------     ---------------     ---------------
     Total operating costs and expenses                               13.6                14.5                 9.6
                                                           ---------------     ---------------     ---------------
Operating income (loss)                                               (3.1)               (2.9)                2.2
Other income (expense)                                                (0.9)               (0.8)               (0.4)
                                                           ---------------     ---------------     ---------------
Income (loss) before income taxes and extraordinary item              (4.0)               (3.7)                1.8
Income tax expense (benefit)                                          (0.1)               (0.4)                0.8
                                                           ---------------     ---------------     ---------------
Income (loss) before extraordinary item                               (4.1)               (3.3)                1.0
Extraordinary gain on extinguishment of debt                           0.3                --                  --
                                                           ---------------     ---------------     ---------------
     Net income (loss)                                                (3.8)               (3.3)                1.0
Preferred dividend and accretion                                       0.1                --                  --
                                                           ---------------     ---------------     ---------------
     Net income (loss) applicable to common shareholders              (3.9%)              (3.3%)               1.0%
                                                           ===============     ===============     ===============

COMPARISON OF FISCAL 2000 TO FISCAL 1999

Net sales. Net sales decreased $115.3 million, or 17.2%, to $554.6 million in fiscal 2000 from $669.9 million in fiscal 1999. Approximately $67.0 million of this decrease was attributable to the 1999 divestiture of seven of the Company's direct food service distribution operations and the first quarter 2000 closure of the Sam Perricone Citrus market operations. Approximately $41.0 million of the decrease was related to OTF, the Company's Canadian operations. The Canadian operation experienced increased revenues in 1999 as the result of a citrus freeze in the U.S. Additionally, a major customer of OTF which had accounted for approximately 65% of the Canadian operation revenues was lost during 1999. Fourth quarter sales decreased to $109.9 million compared to $151.1 million in the comparable 1999 period. Sam's represented the Company's largest customer in 2000 and 1999. Sam's accounted for 30.0% of net sales in fiscal 2000 compared to 30.5% in fiscal 1999. The Company's contract with Sam's expired in October 2000. See Note 2 to the consolidated financial statements elsewhere herein.

Cost of Sales. Cost of sales decreased $95.8 million, or 16.2% to $496.2 million in fiscal 2000 from $592.0 million in fiscal 1999. The decrease is primarily related to fourth quarter 1999 divestitures of the Company's direct food service distribution operation and decreased business volume in the OTF operation. As a percentage of net sales, cost of sales increased to 89.5% from 88.4%, which in turn decreased the Company's gross profit percentage to 10.5% from 11.6%. The Company's margins were negatively impacted by fluctuating commodity markets, the effects of which the Company was unable to fully recover through increased prices to customers, associated with the Company's core items, including tomatoes, melons, onions and citrus.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses decreased by $12.7 million, or 19.1% to $54.0 million in fiscal 2000 from $66.8 million in fiscal 1999. The majority of the decrease in SG&A is primarily attributable to a reduction in operating expenses of approximately $9.0 million caused by the closing of poorly performing operations in the latter part of 1999 and the first quarter of 2000. Additionally, salaries and benefits decreased at the Company's corporate office and certain other locations as a result of improved efficiencies and restructurings. Although the Company expects certain SG&A expenses related to its reorganization to occur throughout 2001, it is anticipated that overall SG & A costs will continue to decrease in 2001 as compared to 2000.

Bad debt expense. The Company's provision for bad debt decreased $4.1 million to $1.9 million in fiscal 2000 from $6.0 million in fiscal 1999. In fiscal 1999, the Company recorded an additional provision for bad debt amounting to $1.9 million related to certain past due customer balances at seven of its divested food service operations for which management determined further collection efforts would not be successful. In 1999, the Company also recorded charges totaling $2.1 million principally related to certain distribution agreements under which the Company did not fully recover amounts due from other parties associated with terminated business arrangements.

Depreciation and amortization. Depreciation and amortization decreased $0.7 million, or 11.3% to $5.5 million in fiscal 2000 from $6.2 million in fiscal 1999, primarily related to the food service divestitures in 1999 and 2000 previously mentioned.

Disposition costs and impairment of long-lived assets. During the fourth quarter of 2000, the Company recorded impairment charges to reduce the carrying value of property and equipment and related allocated goodwill of $10.6 million and $2.2 million respectively, related to non-performing operations. The Company recorded goodwill impairment charges of $10.6 million and other disposition costs aggregating $2.9 million in 1999 related to non-performing operations. See Note 6 to the accompanying consolidated financial statements elsewhere herein.

Settlement of Lawsuits. In May 2001, the original purchase for the assets of Thompson's Produce in October 1998 was rescinded pursuant to arbitration and, as a result, the Company recorded a charge of $1.2 million in December 2000.

Operating income (loss). As a result of the foregoing factors, the Company incurred an operating loss of $17.1 million in fiscal 2000 compared to $19.3 million in fiscal 1999.

Other income (expense). Interest expense decreased $0.6 million to $5.2 million in fiscal 2000 from $5.8 million in fiscal 1999 due to reductions of debt for borrowed money.

Income tax expense (benefit). The effective tax rate for fiscal 2000 was (4.2%) compared to 10.7% in fiscal 1999. The difference in these effective tax rates compared to the statutory U.S. federal rate of 35% is primarily attributable to increases in the valuation allowance that were recorded against the Company's deferred tax assets in both fiscal years and the impairment of non-deductible goodwill in fiscal 1999. See Note 9 to the consolidated financial statements elsewhere herein.

Extraordinary gain on extinguishment of debt. In July 2000, the Company entered into an agreement amending the stock purchase agreement and restructuring certain notes payable related to the Company's November 1998 acquisition of Perricone Citrus Company. The restructuring resulted in an extraordinary gain in the third quarter of 2000 of $1.9 million. (See "Liquidity and Capital Resources" in Item 7 - MD & A.)

Net income (loss). As a result of the foregoing factors, the Company incurred a net loss of $20.9 million in fiscal 2000 compared to net loss of $22.0 million in fiscal 1999.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

Net sales. Net sales increased $60.4 million, or 9.9%, to $669.9 million in fiscal 1999 from $609.5 million in fiscal 1998. Such increase was primarily attributable to acquisitions made during or subsequent to the third quarter of 1998. This increase was somewhat offset by weak commodity prices associated with the Company's core items, including tomatoes, melons, onions and citrus during the second half of fiscal 1999. Sam's, the Company's largest customer, represented 30.5% of net sales in fiscal 1999 compared to 36.5% in fiscal 1998. Fourth quarter sales decreased to $151.1 million compared to $176.6 million in the comparable 1998 period, reflecting the effect of the divestitures of the six food service operations and the reduction of 40 Sam's Clubs being serviced under the distribution agreement with Sam's. See Note 2 to the accompanying consolidated financial statements.

Cost of Sales. Cost of sales increased $54.4 million, or 10.1% to $592.0 million in fiscal 1999 from $537.6 million in fiscal 1998, primarily reflecting the increase in net sales discussed above. As a percentage of net sales, cost of sales increased slightly to 88.4% from 88.2%, which in turn decreased the Company's gross profit percentage to 11.6% from 11.8%. The Company's margins were negatively impacted by fluctuating commodity markets during the second half of 1999, the effects of which the Company was unable to fully recover through increased prices to customers, on such staples as onions, melons and bananas as well as the unavailability of citrus product associated with the winter freeze in 1999.

Selling, general and administrative expenses. SG&A expenses increased by $14.9 million, or 28.7% to $66.8 million in fiscal 1999 from $51.9 million in fiscal 1998. The increase was primarily due to $14.9 million of SG&A expenses related to acquisitions made during or subsequent to the third quarter of 1998.

Bad debt expense. The Company's provision for bad debt increased $4.8 million to $6.0 million in fiscal 1999 from $1.2 million in fiscal 1998. In fiscal 1999, the Company recorded an additional provision for bad debt of $1.9 million related to certain past due balances at seven of its divested food service operations for which management determined further collection efforts would not be successful. The Company also recorded $2.1 million principally related to certain distribution agreements under which the Company did not fully recover amounts associated with terminated business arrangements. The remaining increase was primarily due to the downturn in the industry, which occurred in late 1999.

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

Disposition costs and impairment of long-lived assets. During 1999, the Company's management implemented a program to improve its cost structure, streamline operations and divest under-performing assets. As a result, in 1999 the Company decided to close or sell several of its under-performing food service operations and a wholesale market operation. These operations were located in Los Angeles and San Francisco California; Orlando, Florida; Atlanta, Georgia; Baton Rouge, Louisiana and Austin and San Antonio, Texas. The food service operations in Orlando, Los Angeles and Atlanta were closed during the third quarter of 1999, while the San Antonio and San Francisco operations were closed in October 1999. The Austin and Baton Rouge food service operations were sold in November 1999. The Company's Los Angeles market operation was closed in February 2000. As a result of the above transactions, the Company recorded goodwill impairment of $10.6 million, recorded impairment charges to reduce the carrying value or incurred losses on the sale of property and equipment of $1.0 million and incurred closure costs (consisting primarily of lease commitments and severance costs) of $2.0 million.

Transaction costs. On May 3, 1999, the Company and FreshPoint Holdings entered into a definitive merger agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. Effective October 1999, the merger agreement was terminated by the Company and FreshPoint. During fiscal 1999, the Company recorded merger-related expenses of $3.9 million, which consisted primarily of investment banking fees, legal and professional fees, severance costs and stay-to-close incentives associated with planned reductions in work force. Fiscal 1998 included $1.4 million in transaction costs related to the acquisition of OTF.

Settlements of lawsuits. In fiscal 1999, the Company settled a lawsuit for $600,000 including legal costs. The lawsuit involved a dispute over the Company's alleged improper solicitation of employees while starting up a new business in 1998. Additionally, the Company settled two lawsuits with former employees for $200,000.

Operating income (loss). As a result of the foregoing factors, the Company incurred an operating loss of $19.3 million in fiscal 2000 compared to operating income of $13.4 million in fiscal 1999.

Other income (expense). Interest expense increased $2.8 million to $5.8 million in fiscal 1999 from $3.0 million in fiscal 1998 due to increased borrowings to help finance acquisitions that were made during the latter part of fiscal 1998 and, to a lesser extent, increased interest rates during 1999. Interest income decreased $700,000 to $300,000 in fiscal 1999 from $1.0 million in fiscal 1998 primarily due to interest recognized by OTF in fiscal 1998 related to a settled insurance claim that had been in dispute for several years.

Income tax expense (benefit). The effective tax rate for fiscal 1999 was 10.7% compared to 44.8% in fiscal 1998. The difference is primarily attributable to a valuation allowance of $4.6 million that was recorded against the Company's deferred tax assets and the tax effect of $2.0 million related to the write-off of non-deductible goodwill. See Note 9 to the accompanying consolidated financial statements.

Net income (loss). As a result of the foregoing factors, the Company incurred a net loss of $22.0 million in fiscal 1999 compared to net income of $6.2 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased $14.8 million to $19.2 million for fiscal 2000 compared to $4.4 million in fiscal 1999. The increase is due to the net effect of reductions in accounts receivable of $21.6 million, inventory of $3.8 million and accounts payable of $11.5 million, primarily due to the decrease in the Sam's Club business upon expiration of the distribution agreement with Sam's in October 2000.

Cash used in investing activities decreased $7.7 million to $0.7 million in fiscal 2000 from $8.4 million in fiscal 1999. The decrease is primarily attributable to the change in strategy to focus on existing successful businesses and completion of expenditures in 1999 related to the Company's implementation of its SAP information system.

Cash used in financing activities was $16.4 million in 2000 as compared to cash provided by financing activities in 1999 of $6.0 million. This decrease of $22.4 million was primarily due to reductions in the outstanding balance of the Company's senior credit facility and the retirement of certain short-term debt that were partially offset by proceeds from the issuance of preferred stock and warrants.

On December 29, 2000 the Company had working capital of $2.6 million compared to working capital of $12.2 million at December 31, 1999. This decrease of $9.6 million is primarily due to decreases in accounts receivable and inventories offset by a decrease in accounts payable, all associated with the termination of the Sam's agreement, which substantially decreased the scope of operations.

Management believes that the combination of the effects of the financial restructure completed in September 2001, cash generated from ongoing operating activities, and the realization of recent reductions in corporate overhead expenses will enable the Company to meet its obligations as they come due during the 12-month period subsequent to December 29, 2000. As discussed under the caption "Financial Restructuring", the Company is currently negotiating with another lender and intends to arrange a new senior debt facility to replace its current term note that matures in January 2002.

Subsequent to closing the financial restructuring in September 2001, as discussed herein, the Company has $7.4 million of debt, consisting primarily of a senior term note and redeemable preferred stock with redemption value of $7.7 million. If the Company is unable to generate sufficient cash flow to service such debt or preferred stock or refinance the senior term debt when it matures in January 2002, the Company may have to reduce or divest certain operations, restructure its preferred stock or seek additional equity capital. There can be no assurance that the Company will be able to generate sufficient cash flow or raise additional debt or equity capital on satisfactory terms in order to refinance its senior term debt and expand its business. Changes in interest rates, market liquidity, stock prices and general market conditions may affect the Company's ability to raise funds or refinance senior term debt. The Company's ability to make scheduled payments with respect to indebtedness and preferred stock and refinance our debt will depend upon, among other things: the Company's ability to sustain cash flow, produce commodity pricing, and the Company's ability to implement its business strategy.

FINANCIAL RESTRUCTURING

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructure whereby The North Texas Opportunity Fund LP, ("NTOF") purchased 8% Series D redeemable cumulative preferred stock and warrants exercisable for 84,100,980 shares of our common stock, which is approximately 50% of the Company's fully-diluted common stock, for cash proceeds of $5 million. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, $5 million of 10% redeemable cumulative preferred stock and all accrued interest and dividends for $2.7 million of 8% Series D redeemable cumulative preferred stock and warrants exercisable for 45,414,529 shares of our common stock, which is approximately 27% of the Company's fully-diluted common stock.

Bank Debt. In conjunction with this restructure, Bank of America, N.A. (the "Senior Lender") agreed to a payment schedule which will reduce the Company's indebtedness to the Senior Lender from $5.3 million, which was owed at the time of closing of the NTOF transaction, to $3.8 million by year-end 2001. The indebtedness, previously a revolving credit facility, was converted to a term note with a maturity of the remaining balance in January 2002. The Company is working to refinance the term debt prior to its maturity. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its term note beyond January 2002, if that becomes necessary.

Subordinated Debt. Prior to the restructure in September 2001, the Company had $20 million of subordinated debt owing to the Subordinated Lender. Additionally in April 2000, the Company issued to the Subordinated Lender $5 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock. The Company was not in compliance with certain covenants under the terms of its agreements with the Subordinated Lender at December 29, 2000. Cumulative preferred dividends accrued as of December 29, 200 totaled $0.3 million or $6.04 per share of preferred stock. The preferred stock, the subordinated debt owing to the Subordinated Lender and the accrued but unpaid interest and dividends thereon were converted to new issues of the Company's preferred stock as part of the restructure discussed above.

Prior to its sale in March 2001, OTF had a demand agreement with Royal Bank of Canada to provide revolving credit facilities, which were collateralized by substantially all assets of OTF. The Canadian Revolver had an outstanding balance of CDN $5.6 million (U.S. $3.8 million) as of December 29, 2000. This outstanding balance was fully retired in March 2001 in conjunction with the sale of OTF's operating assets.

Acquisitions. In July 2000, the Company entered into an agreement amending the stock purchase agreement related to the Company's November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured whereby, the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling $900,000. The installment and lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a duration of seven years. The issuances of these securities was exempt from registration under the Securities Act under Regulation D. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company of $1.9 million in the third quarter of 2000.

Under the terms of the purchase agreement for Jos. Notarianni & Co. ("Notarianni"), a portion of the purchase price is contingent upon Notarianni's earnings subsequent to its acquisitions. The contingent payment for Notarianni will be equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. Any contingent payment is payable in cash or common stock at the Company's sole discretion. As of December 2000, no amounts were owed in relation to the Notarianni acquisition.

The Company's purchase agreement with Hereford Haven Inc. d/b/a Martin Bros. ("Martin Bros.") also contains a contingent payment component in the purchase price. The Martin Bros. contingent payment is equal to 4 times the average annual pretax earnings for the three-year period from January 3, 1998 to January 3, 2001. The total contingent payment was $5.0 million at December 29, 2000. The payment was due March 31, 2001 and was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option.

In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration remained a financial obligation of the Company and was restructured as part of the financial restructuring discussed above. It is payable in cash subject to the approval of the Company's Senior Lender. This payment has been extended and is now due and payable in January 2002.

Equipment Financing. The Company is party to a master lease agreement with SunTrust Bank that has been used to provide equipment financing for several of the Company's operating units. The Company was not in compliance with certain financial covenants under the terms of the lease at December 29, 2000 and received waivers for noncompliance through January 2, 2002. The Company is currently renegotiating the financial covenants of this agreement and anticipates this agreement will be revised prior to the expiration of the waiver in January 2002. The lease agreement provides that future lease payments can be accelerated in the event of default. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

NEW ACCOUNTING STANDARDS

The Company has assessed the reporting and disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities". This statement, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The provisions of SFAS No. 133 were adopted in the first quarter of fiscal 2001, and since the Company is not party to any derivative contracts, adoption of this statement did not have any effect on the Company's results of operations or financial position.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Also, the FASB has voted to issue SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. SFAS No.143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact of these standards on its financial statements.


QUARTERLY RESULTS AND SEASONALITY

The Company's business is somewhat seasonal, with its greatest quarterly sales volume historically occurring in the fourth quarter. With the change in the current mix of business resulting from the Company's divestitures of certain specialty food service operations, the termination of the Sam's agreement in October 2000 and the increasing effect of global sourcing, the Company believes seasonal fluctuations may diminish in future years. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items declines during the summer, although lower sales of these items are partially replaced by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, prepackaged products, such as vegetable trays, are strongest during the fourth quarter holiday season.

In any given quarter, an adverse development such as the unavailability of high quality produce or harsh weather conditions could have a disproportionate impact on the Company's results of operations for the full year. See Note 13 to the accompanying financial statements for certain quarterly information for the Company's two most recent fiscal years.

INFLATION

Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on its sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating prices which result from factors discussed in "Quarterly Results and Seasonality" above.

OUTLOOK AND UNCERTAINTIES

This Annual Report and the information incorporated by reference in this Annual Report contain forward-looking statements. Statements that are not historical facts, including statements about Fresh America's beliefs or expectations, are forward-looking statements. These statements are based on plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "plans," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below. These factors may cause our actual results to differ materially from those expressed in forward-looking statements made or incorporated by reference in this Annual Report, or in any other SEC filings or public statements we may make.

The Company is subject to a number of risks, including those discussed below:

Our Debt Leverage Could Adversely Affect Our Business. The degree to which we are leveraged could have adverse consequences, such as:

         o limiting or impairing our ability to obtain refinancing for our senior term debt at favorable rates;

         o limiting or impairing our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes;

         o requiring us to dedicate a portion of our cash flow to the payment of principal and interest on our indebtedness and dividends on our preferred stock, which reduces the availability of cash flow to fund working capital, capital expenditures and growth opportunities; and

         o increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures and reducing our flexibility in responding to changing business and economic conditions.

As of September 5, 2001, we have $7.4 million of debt, consisting primarily of our senior term note, and redeemable preferred stock with redemption value of $7.7 million.

We Will Require a Significant Amount of Cash to Service Our Debt and Preferred Stock Over the Next Twelve Months and Beyond; Our Ability to Generate Cash Depends on Many Factors Beyond Our Control. If we are unable to generate sufficient cash flow to service our debt or preferred stock or refinance our senior term debt when it matures in January 2002, we may have to reduce or divest certain operations, restructure our preferred stock or seek additional equity capital. There can be no assurance that we will be able to generate sufficient cash flow or raise additional debt or equity capital on satisfactory terms in order to refinance our senior term debt and expand our business. Changes in interest rates, market liquidity, stock prices and general market conditions may all affect our ability to raise funds or refinance our senior term debt.

         Our ability to make scheduled payments with respect to indebtedness and preferred stock and refinance our debt will depend upon, among other things:

         o        our ability to sustain cash flow;

         o        produce commodity pricing;

         o        our ability to implement our business strategy.

         Each of these factors is affected by economic, financial, competitive and other factors, many of which are beyond our control.

Our Efforts To Implement Our Business Strategy May Fail. Our management has stated its intention to expand and diversify our customer base, market penetration and service offerings. This strategy poses risks associated with our ability to reduce costs, reach targeted customers, increase sales in higher margin products and increase product distribution through high-volume warehouses. These challenges will be subject to the risk of intense competition, lack of sufficient customer demand or change in customer tastes, inadequate assured sources of quality product supply and unforeseen complications, delays and cost increases. Some of our prior acquisitions were not successfully integrated into our business and there can be no assurance that we will succeed in implementing our business strategy.

Our Debt and Preferred Stock Covenants Restrict Our Operating Flexibility. A breach of the covenants in our senior secured term debt could result in a default, in which event, the bank could elect to declare the outstanding principal amount or our term note to be immediately due and payable. Our agreements with our preferred stockholders also contain various restrictions, which if not complied with could cause our preferred stockholders to have a put right on their preferred stock at $100.00 per share plus accrued and unpaid dividends. The terms and conditions of our senior secured term note and agreements with our preferred stockholders impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Our ability to comply with these requirements can be affected by events beyond our control and there can be no assurance that we will be able to comply with the provisions of the credit agreement or the agreements with our preferred stockholders.

Price and Quality Fluctuations Could Adversely Affect Our Operating Income. Prices of high quality fresh produce are extremely volatile based on available supply, which can be significantly affected by factors such as weather, disease and level of agricultural production. Both our sales and profitability could be negatively affected during periods of exceptionally high, low or volatile prices or when we cannot obtain sufficient high quality produce. During periods of lower produce prices, our operating income is adversely affected because we have less gross margin to cover operating expenses.

We Operate in Highly Competitive Markets. Due to the commodity nature of certain of our products, we operate in highly competitive markets, and our success will be largely dependent on our ability to provide quality products at the lowest possible prices. Many companies compete in the food service produce distribution and wholesale food distribution categories. However, only a few well-established companies operate on both a national and regional basis. We face strong competition from these as well as smaller regional companies in all of our product lines. There can be no assurance that we will be able to compete successfully with current or future competitors. Competitive considerations include:


         o some competitors may have substantially greater financial resources and operating flexibility to react to changes in the marketplace;

         o some of our products compete with imports and private label products and are sensitive to competition from regional brands; and

         o we cannot predict the pricing or promotional actions of our competitors and if we do not respond to reduced pricing or discounts or if we raise prices, we could lose market share.

Severe Weather Conditions and Natural Disasters Can Affect the Availability of Produce and Reduce Our Operating Results. Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of our products. These events can result in reduced supplies of fresh produce and higher costs of products.

Our Operating Results Are Seasonal. Interference With Our Production Schedule During Peak Months Could Negatively Impact Our Operating Results. Our working capital requirements are seasonal and are most significant in the second and fourth quarters. Our sales tend to peak in the fourth fiscal quarter each year, mainly as a result of the holiday period in November and December. By contrast, in the third fiscal quarter of each year, sales generally decline, mainly due to less promotional activity and the availability of fresh produce. Any adverse development affecting our operations during this period, such as the unavailability of high quality produce or harsh weather conditions, could have a disproportionate impact on our results of operations for the full year.

Our Common Stock Has Recently Experienced Reduced Liquidity and Market Coverage. Our common stock has been delisted from the Nasdaq National Market and is currently traded on the Pink Sheets stock market. There has been less trading activity in our common stock as a result of this move. Also, our common stock is currently suffering from a lack of coverage by investment professionals.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk. Our Canadian operations were subject to foreign currency risk; however, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded to our consolidated shareholders' equity in accumulated comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denomination in the currency for which it is required to make payment. As of March 2001, the Company no longer conducts business in Canada.

Interest Rate Risk. Our senior term debt accrues interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of December 29, 2000 would be approximately $124,000.

Commodity Pricing Risk. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Financial Statement Schedules.

                                                                                                         Page
                                                                                                         ----
    Independent Auditors' Report                                                                         F-2
    Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999                            F-3
    Consolidated Statements of Operations for fiscal years ended December 29, 2000, December 31,
         1999 and January 1, 1999                                                                        F-4
    Consolidated Statements of Shareholders' Equity for fiscal years ended December 29, 2000,
         December 31, 1999 and January 1, 1999 F-5 Consolidated Statements of Cash Flows
         for fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999                 F-6
    Notes to Consolidated Financial Statements                                                           F-7

Financial Statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the executive officers and directors of the Company as of September 4, 2001.

NAME                                AGE      POSITION WITH THE COMPANY
----                                ---      -------------------------
Darren L. Miles                     42       Chief Executive Officer
Gary D. Wiener                      49       Executive Vice President and Chief Operating Officer
Steven C. Finberg                   32       Vice President of Sales and Marketing
Cheryl A. Taylor                    33       Executive Vice President, Chief Financial Officer, and Secretary
Helen Mihas                         35       Vice President, Treasurer, Controller and Assistant Secretary
Colon O. Washburn                   56       Director
Mark Gier                           40       Director
Keith McKinney                      58       Director

Darren L. Miles. In August 2001, Mr. Miles was appointed CEO of the Company. From 1983 to 1995, Mr. Miles was Chief Financial Officer, Executive Vice President, and a principle of a privately-held wholesale/retail distribution company, Hutson Companies Inc. From 1995 to 1998, He was Chief Financial Officer and Executive Vice President for a commodity distribution company, ACS Incorporated, and from 1998 until 2001 he has been active with Lewis Hollingsworth, a private equity business.

Gary D. Wiener. Mr. Wiener joined the Company in 1993. In March 2000, Mr. Wiener was appointed Executive Vice President and Chief Operating Officer. From 1996 to 1999, Mr. Wiener served as the Corporate Vice President of Operations. Mr. Wiener served the Company in many capacities between 1993 and 1995, including Regional Director of Operations.

Steven C. Finberg. In October 1999, Mr. Finberg was promoted to Vice President of Sales and Marketing. Previously, Mr. Finberg had been the Director of Merchandising since 1997. From 1989 to 1997, Mr. Finberg had a variety of upper management and executive roles within the Company including Regional Director of Operations.

Cheryl A. Taylor. Ms. Taylor serves the Company as its Chief Financial Officer, Executive Vice President and Secretary. Ms. Taylor joined the Company in April 2001. From 1994 until joining the Company, Ms. Taylor was employed by The Great Train Store Company a nation-wide specialty retailer. Since 1996, Ms. Taylor served The Great Train Stores as its Chief Financial Officer and Vice President-Finance and Administration. From 1989 to 1994, Ms. Taylor served as a certified public accountant with Coopers & Lybrand LLP, an international accounting and auditing firm.

Helen Mihas. In April 2001, Ms. Mihas was promoted to Controller, Vice President and Assistant Secretary. She had been with the Company since March 2000 as its Assistant Controller. From 1993 until 2000, Ms. Mihas was employed by Columbia and Tenet Healthcare Corporations, two major national healthcare corporations, in various financial positions. From 1988 to 1993, Ms. Mihas held an accounting position at McNeil Real Estate Management.

Colon O. Washburn. In conjunction with the closing of the financing with NTOF, Mr. Washburn resigned his position as CEO and President of the Company. Mr. Washburn is continuing with the Company as Director and advisor to management. In October 1999, Mr. Washburn was appointed CEO of the Company. Mr. Washburn has been a director of the Company since July 1993. From 1971 until January 1993, Mr. Washburn was employed by Wal-Mart Stores, Inc. ("Wal-Mart"), where he served most recently as Executive Vice President of Sam's Wholesale Club, a division of Wal-Mart, and also as Senior Vice President of Wal-Mart. Since February 1993, Mr. Washburn has been President of Beau Chene Farms, a real estate development company. Additionally, Mr. Washburn serves as a director of Tandycrafts, Inc.

Mark R. Gier. In April 2001, Mr. Gier became a Director of the Company. Mr. Gier formed Diversified Management Services, LLC in November 2000. Mr. Gier is also a faculty member of The Refrigeration Research and Education Foundation annual institute and served as a former Chairman of the Finance and Administration, Investments, and Insurance Committees of the World Food Logistics Organization from 1993 to 1998. Upon the closing of the NTOF transaction, Mr. Gier tendered his resignation from the Board. Such resignation will be accepted by the Company upon the satisfaction of any requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended.

Keith McKinney. In April 2001, Mr. McKinney became a Director of the Company. Mr. McKinney is a private investor who retired in 1992 as President, CEO and Vice Chairman of Intertrans Corporation, a public, international transportation and logistics company. Prior to co-founding Intertrans in 1978, Mr. McKinney held several positions with Circle International, a public international freight forwarder, customs broker and logistics company and with Texas Instruments in various capacities, including International Traffic Manager. Upon the closing of the NTOF transaction, Mr. McKinney tendered his resignation from the Board. Such resignation will be accepted by the Company upon the satisfaction of any requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that all filings required to be made by the Reporting Persons during the fiscal year end December 29, 2000 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and each of the Company's other executive officers (the "named executive officers").

                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                                                                ------------
                                                                ANNUAL COMPENSATION                SHARES
                NAME AND                                 ---------------------------------       UNDERLYING      ALL OTHER
           PRINCIPAL POSITION                  YEAR      SALARY        BONUS        OTHER          OPTIONS    COMPENSATION(1)
           ------------------                  ----      ------       -------      -------      ------------  ---------------

Colon O. Washburn(2)                           2000      240,000           --           --          60,000        2,215
     Chief Executive Officer, Chairman         1999       56,308           --        4,940           5,000           --
     of the Board and President                1998           --           --           --              --           --

Gary D. Wiener                                 2000      138,051           --           --          25,000        2,233
   Executive Vice President and                1999      113,473           --           --              --           --
    Chief Operating Officer                    1998      112,936        5,000           --              --        1,949

Steven C. Finberg                              2000      113,424           --           --          20,000        3,201
     Vice President of Sales                   1999       96,750       11,500           --              --        4,191
     and Marketing                             1998       91,731           --           --              --        3,461

David I. Sheinfeld(3)                          2000      264,231       25,000      318,571(4)       60,000        5,796
     Chairman of the                           1999      298,819       50,000           --              --        4,800
     Board and President                       1998      250,230       90,000           --              --        4,750

John H. Gray(5)                                2000      175,000           --           --              --        4,586
   Executive Vice President, Chief             1999      165,000           --           --              --        1,333
   Financial Officer and Secretary             1998       33,635        5,000           --              --           --

Michael J. Hinson(6)                           2000       99,230       15,000           --          12,000        1,385
     Vice President, Treasurer                 1999           --           --           --              --           --
     Controller, & Asst Sec                    1998           --           --           --              --           --


(1) These amounts consist of contributions by the Company to a 401(k) plan on behalf of the named executive.

(2) Effective October 1999, Mr. Washburn was appointed CEO of the Company. Mr. Washburn's annual base compensation was $240,000. Effective August 2001, Mr. Washburn resigned his position as Chief Executive Officer and Darren Miles became Chief Executive Officer.

(3) Effective November 2000, Mr. Sheinfeld resigned his position as Chairman of the Board of Directors, his directorship and as employee of the Company.

(4) Amount includes $51,648 related to severance and $266,923 of compensation under a consulting agreement.

(5) Effective May 2001, Mr. Gray resigned as Executive Vice President, Chief Financial Officer, and Secretary. Effective April 2001, Cheryl Taylor became Executive Vice President, Chief Financial Officer, and Secretary.

(6) Effective April 2001, Mr. Hinson resigned as Vice President, Controller, and Assistant Secretary. Effective April 2001, Helen Mihas became Vice President, Controller, and Assistant Secretary.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning options to purchase Common Stock issued to the named executive officers during the 2000 fiscal year under the 1996 Fresh America Corp. Stock Option and Award Plan as Amended and Restated Effective May 22, 1998.


                                                                                          POTENTIAL REALIZABLE VALUE
                              NUMBER OF           PERCENT OF                              AT ASSUMED ANNUAL RATE OF
                              SECURITIES         TOTAL OPTIONS                             STOCK PRICE APPRECIATION
                              UNDERLYING          GRANTED TO                                   FOR OPTION TERM(a)
                               OPTIONS             EMPLOYEES    EXERCISE     EXPIRATION   --------------------------
       NAME                    GRANTED              IN 2000      PRICE          DATE          5%              10%
------------------            ----------         -------------  --------     ----------   ----------     -----------
Gary D. Wiener                 25,000                 6.3%       $2.00        6/2/2010       $31,445       $79,687
Steven C. Finberg              20,000                 5.0%       $2.00        6/2/2010       $25,156       $63,750

         (a) The "Potential Realizable Value" portion of the table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Common Stock over the term of the options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

There were no options exercised by the named executive officers during the 2000 fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the 2000 fiscal year, the Compensation Committee of the Board of Directors consisted of Sheldon Stein and Mr. Washburn; however, Mr. Stein resigned in September 2000. The Committee currently consists of Messrs. McKinney and Gier. Mr. Washburn became the Company's CEO in October 1999, and continued to serve on the Compensation Committee until April 2001, when Messrs. McKinney and Gier were appointed to the Compensation Committee.


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

CHIEF EXECUTIVE OFFICER COMPENSATION

In approving Mr. Washburn's compensation, the Board of Directors evaluated and compared Mr. Washburn's duties, responsibilities and performance results, and the overall results of the Company, to industry norms to determine the minimum level of base compensation required. The compensation committee did not recommend a cash bonus for fiscal 2000.

In November 2000, the Company entered into a resignation agreement and contract for services with Mr. Sheinfeld. Pursuant to the resignation agreement, both notes totaling $300,000 in principal and all accrued interest thereon were forgiven in full. In addition, the Company paid Mr. Sheinfeld $16,923 on December 1, 2000 and $25,000 on January 1, 2001. The Company paid Mr. Sheinfeld $33,333 per month for the six months of January through June 2001. The payments decreased to $8,333 for the last six months of 2001. There are no other payments due.

  This Report is submitted by the members of the Compensation Committee of the
                              Board of Directors.


                                Colon O. Washburn

CORPORATE PERFORMANCE GRAPH

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                           AMONG FRESH AMERICA CORP.,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

                                    [GRAPH]

                     ASSUMES $100 INVESTED ON JAN. 05, 1996
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC 29, 2000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information believed by the Company to be accurate based on information provided to it concerning the beneficial ownership of Common Stock by (a) each shareholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (b) each director,
(c) the Company's Chief Executive Officer, (d) each of the Company's other named executive officers and (e) all executive officers and directors as a group, as of September 4, 2001.


                                                                    NUMBER OF SHARES OF
         BENEFICIAL OWNER                                             COMMON STOCK (1)   PERCENT OF CLASS (2)
         ----------------                                           -------------------  --------------------
Larry Martin ....................................................        3,166,694                37.7%
David I. Sheinfeld (1)(3) .......................................          513,697                 6.0%
Colon Washburn ..................................................          122,435                 1.4%
Gary D. Wiener ..................................................           10,600                   *
Gruber & McBaine Capital Management (4) .........................          727,400                 8.6%
DiMare Homestead, Inc. (5) ......................................          528,300                 6.3%
All directors and executive officers
     as a group (6 persons) (6) .................................          646,732                 7.5%

----------
* less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table and subject to community property laws, where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) Percentages are based on the total number of shares outstanding at September 4, 2001, plus the total number of outstanding options held by each such person that are exercisable within 60 days of such date and securities exchangeable into Common Stock within 60 days of such date. Shares issuable upon exercise of outstanding options or through the conversion of securities exchangeable into Common Stock, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3) Consists of 328,037 shares held of record by David I. Sheinfeld, as trustee of the Sheinfeld Family Trust, 70,100 shares held of record by the Sheinfeld Family Partnership, 10,023 shares held of record by Mr. Sheinfeld and 105,537 shares subject to options issued to Mr. Sheinfeld under the Company's stock option plans that are exercisable within 60 days. Mr. Sheinfeld's address is 42 Downs Lake Circle, Dallas, TX 75230. Mr. Sheinfeld resigned from all positions with the Company effective November 2000.

(4) Based on information provided by Gruber & McBaine Capital Management, LLC ("GMCM"), Jon D. Gruber ("Gruber"), J. Patterson McBaine ("McBaine"), and Thomas O. Lloyd-Butler ("Lloyd-Butler"). This group reported that it had total ownership of 727,400 shares, and that the voting and dispositive power among such group's members is as follows:


                                                                        VOTING AND DISPOSITIVE POWER
                                                                        ----------------------------
                       NAME                                              SOLE                SHARED
                       ----                                             -------             --------
                       GMCM                                                  --             608,000
                       Gruber                                             72,300            608,000
                       McBaine                                            47,100            608,000
                       Lloyd-Butler                                          --             608,000

(5) Based on information set forth in Schedule 13D, dated June 8, 2000, filed with the Securities and Exchange Commission by DiMare Homestead, Inc. ("DiMare"), DiMare has sole voting power with regards to the 528,300 shares.

(6) Includes 206,790 shares subject to options issued to certain directors and executive officers of the Company that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a six-month consulting agreement with Mr. Thomas Hubbard effective October 1, 1999, at which time Mr. Hubbard was a Director of the Company. The agreement paid Mr. Hubbard $8,000 per month. The agreement called for Mr. Hubbard to provide managerial oversight of King's Onion House, a wholly owned subsidiary of Fresh America. The agreement was extended for an additional twelve-month period, which ended April 1, 2001.

In December 1999, the Company made an unsecured loan in the principal amount of $175,000 to Mr. David Sheinfeld, the former Chairman, Chief Executive Officer and President of the Company. At such time, the Company also extended an existing $125,000 unsecured loan made to Mr. Sheinfeld in December 1994. The extended note and the new note were both to bear interest at the Bank of America, N.A. prime rate and were due and payable in December 2001. These notes were forgiven pursuant to the resignation agreements discussed in the compensation committee's report.


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

B.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2000, which ended on December 29, 2000.

                                    FINANCIAL

                                   STATEMENTS















                                       F1

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Fresh America Corp.:


We have audited the accompanying consolidated balance sheets of Fresh America Corp. and subsidiaries as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh America Corp. and subsidiaries as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                           KPMG LLP


Dallas, Texas
February 23, 2001, except as to Note 5
which is as of September 5, 2001





                                       F2

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   DECEMBER 29,      DECEMBER 31,
                                                                                       2000              1999
                                                                                   ------------      ------------
                              ASSETS
Current Assets:
   Cash and cash equivalents                                                       $      4,880      $      3,197
   Accounts receivable, net                                                              35,775            58,885
   Advances to growers                                                                      531             3,296
   Inventories                                                                            6,849            10,624
   Prepaid expenses                                                                       1,138             1,618
   Deferred tax asset                                                                       297                --
   Income tax receivable                                                                  1,084             5,900
                                                                                   ------------      ------------
     Total Current Assets                                                                50,554            83,520

Property and equipment, net                                                               9,944            24,440
Goodwill, net of accumulated amortization of $3,655 and $2,491, respectively             24,843            23,497
Other assets                                                                              1,920             3,024
                                                                                   ------------      ------------
        Total Assets                                                               $     87,261      $    134,481
                                                                                   ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current portion of long-term debt                             $     13,788      $     24,446
   Accounts payable                                                                      27,785            39,277
   Accrued salaries and wages                                                             2,489             2,191
   Other accrued expenses                                                                 3,902             5,360
                                                                                   ------------      ------------
     Total Current Liabilities                                                           47,964            71,274

Long-term debt, less current portion                                                     24,950            32,843
Deferred income taxes                                                                        --               295
Other liabilities                                                                           499               298
                                                                                   ------------      ------------
     Total Liabilities                                                                   73,413           104,710
                                                                                   ------------      ------------

12% redeemable cumulative preferred stock $1.00 par value (50,000 shares authorized and issued); liquidation value of $5,000 plus accrued and unpaid
dividends                                                                                 4,446                --
                                                                                   ------------      ------------

Shareholders' Equity:
   Common stock $.01 par value (authorized 10,000,000 shares; issued 5,243,404
   shares)                                                                                   52                52
   Additional paid-in capital                                                            33,564            32,555
   Foreign currency translation adjustment                                                 (469)              (28)
   Accumulated deficit                                                                  (23,745)           (2,808)
                                                                                   ------------      ------------
     Total shareholders' equity                                                           9,402            29,771
Commitments and Contingencies
Total Liabilities and Shareholders' Equity                                         $     87,261      $    134,481
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




                                       F3

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            FISCAL YEAR ENDED
                                                             ------------------------------------------------
                                                             DECEMBER 29,      DECEMBER 31,       JANUARY 1,
                                                                 2000              1999             1999
                                                             ------------      ------------      ------------
Net sales                                                    $    554,554      $    669,875      $    609,490
Cost of sales                                                     496,169           591,977           537,556
                                                             ------------      ------------      ------------
     Gross profit                                                  58,385            77,898            71,934
                                                             ------------      ------------      ------------
Selling, general and administrative expenses                       54,023            66,756            51,936
Bad debt expense                                                    1,912             6,031             1,230
Depreciation and amortization                                       5,506             6,244             3,987
Disposition costs and impairment of long-lived assets              12,791            13,520                --
Transaction costs                                                      --             3,850             1,395
Settlements of lawsuits                                             1,222               805                --
                                                             ------------      ------------      ------------
   Total operating costs and expenses                              75,454            97,206            58,548
                                                             ------------      ------------      ------------
     Operating income (loss)                                      (17,069)          (19,308)           13,386
                                                             ------------      ------------      ------------
Other income (expense):
   Interest expense                                                (5,238)           (5,783)           (3,048)
   Interest income                                                    374               340             1,010
   Other, net                                                         (76)              130               (85)
                                                             ------------      ------------      ------------
                                                                   (4,940)           (5,313)           (2,123)
                                                             ------------      ------------      ------------
Income (loss) before income taxes and extraordinary item          (22,009)          (24,621)           11,263
Income tax expense (benefit)                                          833            (2,630)            5,041
                                                             ------------      ------------      ------------
Income (loss) before extraordinary item                           (22,842)          (21,991)            6,222
Extraordinary gain on extinguishment of debt                        1,905                --                --
                                                             ------------      ------------      ------------
Net income (loss)                                            $    (20,937)     $    (21,991)     $      6,222
Preferred dividends and accretion                                     698                --                --
                                                             ------------      ------------      ------------
Net income (loss) applicable to common shareholders          $    (21,635)     $    (21,991)     $      6,222
                                                             ============      ============      ============
Basic earnings (loss) per share:
      Income (loss) before extraordinary item                $      (4.49)     $      (4.20)     $       1.27
      Extraordinary gain on extinguishment of debt                    .36                --                --
                                                             ------------      ------------      ------------
      Net income (loss)                                      $      (4.13)     $      (4.20)     $       1.27
                                                             ============      ============      ============

Diluted earnings (loss) per share:
      Income (loss) before extraordinary item                $      (4.49)     $      (4.20)     $       1.20
      Extraordinary gain on extinguishment of debt                    .36                --                --
                                                             ------------      ------------      ------------
      Net  income (loss)                                     $      (4.13)     $      (4.20)     $       1.20
                                                             ============      ============      ============

              The notes to consolidated financial statements are an
                       integral part of these statements.



                                       F4

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                 FOREIGN          RETAINED
                                                                ADDITIONAL       CURRENCY         EARNINGS          TOTAL
                                                                  PAID-IN       TRANSLATION     (ACCUMULATED    SHAREHOLDERS'
                                                COMMON STOCK      CAPITAL        ADJUSTMENT       DEFICIT)         EQUITY
                                                ------------    ------------    ------------    ------------    ------------

Balances at January 2, 1998                     $         45    $     16,508    $       (179)         12,961    $     29,335
Stock issued in acquisitions                               7          13,434              --              --          13,441
Exercise of employee stock options                        --             488              --              --             488
Issuance of warrants related to subordinated
   debt                                                   --           1,242              --              --           1,242
Net income                                                --              --              --           6,222           6,222
Foreign currency translation adjustments                  --              --            (166)             --            (166)
                                                ------------    ------------    ------------    ------------    ------------
   Comprehensive income                                                                                                6,056
Balances at January 1, 1999                               52          31,672            (345)         19,183          50,562
Stock issued in acquisitions                              --             500              --              --             500
Exercise of employee stock options                        --              50              --              --              50
Repricing of an employee's options                        --             333              --              --             333
Net loss                                                  --              --              --         (21,991)        (21,991)
Foreign currency translation adjustments                  --              --             317              --             317
                                                ------------    ------------    ------------    ------------    ------------
   Comprehensive loss                                                                                                (21,674)
                                                                                                                ------------
Balances at December 31, 1999                             52          32,555             (28)         (2,808)         29,771
Issuance of warrants related to preferred
   stock                                                  --           1,104              --              --           1,104
Issuance of warrants related to restructuring
   of subordinated debt                                   --             603              --              --             603
Preferred dividends and accretion                         --            (698)             --              --            (698)
Net loss                                                  --              --              --         (20,937)        (20,937)
Foreign currency translation adjustment                   --              --            (441)             --            (441)
                                                ------------    ------------    ------------    ------------    ------------
        Comprehensive loss                                                                                           (21,378)
                                                                                                                ------------
Balances at December 29, 2000                   $         52    $     33,564    $       (469)   $    (23,745)   $      9,402
                                                ============    ============    ============    ============    ============

         The notes to consolidated financial statements are an integral part of these statements.


                                       F5

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             FISCAL YEAR ENDED
                                                                             ------------------------------------------------
                                                                             DECEMBER 29,      DECEMBER 31,       JANUARY 1,
                                                                                2000              1999               1999
                                                                             ------------      ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                         $    (20,937)     $    (21,991)     $      6,222
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities, excluding the effects of
   acquisitions:
       Bad debt expense                                                             1,912             6,031             1,230
       Extraordinary gain on extinguishment of debt                                (1,905)               --                --
       Depreciation and amortization                                                5,506             6,244             3,987
       Impairment of long-lived assets                                             12,791            11,529                --
       Non-cash transaction costs                                                      --               340               519
       Non-cash interest expense                                                       --               548               354
       Deferred income taxes                                                         (592)             (437)              655
       Other                                                                          837               148               (28)
       Change in assets and liabilities:
           Accounts receivable                                                     21,557            17,054           (18,491)
           Advances to growers                                                      2,145            (1,056)           (1,175)
           Inventories                                                              3,775             1,047            (1,576)
           Prepaid expenses                                                           480               343             1,343
           Income tax receivable and other assets                                   5,721            (5,852)             (244)
           Accounts payable                                                       (11,492)          (13,428)           13,508
           Accrued expenses and other current liabilities                            (588)            3,833            (4,699)
                                                                             ------------      ------------      ------------
                Total adjustments                                                  40,147            26,344            (4,617)
                                                                             ------------      ------------      ------------
                Net cash provided by operating activities                          19,210             4,353             1,605
                                                                             ------------      ------------      ------------

Cash flows from investing activities:
   Additions to property and equipment                                             (1,491)           (6,731)           (6,118)
   Cost of acquisitions, exclusive of cash acquired                                    --            (2,644)          (17,176)
   Proceeds from sale of property and equipment                                       788             1,007                --
                                                                             ------------      ------------      ------------
                        Net cash used in investing activities                        (703)           (8,368)          (23,294)
                                                                             ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from Canadian revolving line of credit                                40,826            89,079           124,572
    Repayments of Canadian revolving line of credit                               (46,157)          (79,460)         (117,777)
    Proceeds from short term indebtedness                                               2                22             5,449
    Payments of short term indebtedness                                           (15,303)           (3,481)          (11,808)
    Proceeds from shareholder loans                                                    13                --                --
    Additions to long-term indebtedness                                                --               748            20,017
    Payments of long-term indebtedness                                               (458)             (982)             (703)
    Proceeds from issuance of preferred stock and warrants                          5,000                --                --
    Payment of dividend income                                                       (307)               --                --
    Net proceeds from exercise of employee stock options                               --                50               498
                                                                             ------------      ------------      ------------
                     Net cash provided by (used in) financing activities          (16,384)            5,976            20,248
                                                                             ------------      ------------      ------------

Effect of exchange rate changes on cash                                              (440)               65              (113)
       Net increase (decrease) in cash and cash equivalents                         1,683             2,026            (1,554)
Cash and cash equivalents at beginning of year                                      3,197             1,171             2,725
                                                                             ------------      ------------      ------------
Cash and cash equivalents at end of year                                     $      4,880      $      3,197      $      1,171
                                                                             ============      ============      ============

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                    $      4,380      $      5,418      $      1,753
   Cash paid for income taxes                                                $      1,660      $      3,809      $      5,420

         The notes to consolidated financial statements are an integral part of these statements.




                                       F6

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 29, 2000 AND DECEMBER 31, 1999

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION
Fresh America Corp. and subsidiaries ("Fresh America", or the "Company") provides procurement, processing, re-packing, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses. The Company was founded in 1989 and distributes throughout the United States and Canada through 9 distribution facilities.

The Company's fiscal year is a 52-week or 53-week period ending on the Friday closest to the calendar year end. The fiscal years ended December 29, 2000 (fiscal 2000), December 31, 1999 (fiscal 1999), January 1, 1999 (fiscal 1998) were 52-week periods. The consolidated financial statements include the accounts of Fresh America Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

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

PROPERTY AND EQUIPMENT

Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets (from 5 to 40 years). Property and equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including goodwill, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.




                                       F7

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GOODWILL

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

INCOME TAXES

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and for operating loss and tax credit carry forwards, at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 9 - Income Taxes for additional information.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is calculated by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Shares used in calculating basic and diluted EPS are as follows (in thousands):

                                                            2000           1999           1998
                                                         ----------     ----------     ----------

Weighted average common shares outstanding - basic            5,243          5,243          4,898

Dilutive securities:
    Common stock option                                          --             --            149
    Contingent shares related to acquisitions                    --             --            157
                                                         ----------     ----------     ----------
Weighted average shares common outstanding - diluted          5,243          5,243          5,204
                                                         ==========     ==========     ==========

The number of weighted average common shares outstanding used in the computation of diluted EPS includes the effect of dilutive options using the treasury stock method. For fiscal years 2000, 1999 and 1998, there are 1,484,000, 497,000 and 125,000 options and warrants, respectively, to purchase common stock that were not included in the computation of diluted EPS because to do so would have been antidilutive for the fiscal years presented.


                                       F8

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECLASSIFICATIONS

Certain amounts previously reported have been reclassified to conform to current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. AGREEMENT WITH SAM'S CLUB

The Company's relationship with Sam's was governed by the terms and conditions of a five-year agreement (the "Agreement"), which became effective December 1, 1995 and expired on October 24, 2000. Sam's began internal distribution of produce for all of its clubs subsequent to the expiration date. Therefore, the Agreement was not renewed.

Sam's Club was the Company's largest customer, and accounted for approximately 30%, 31% and 37% of the Company's sales for fiscal years 2000, 1999 and 1998, respectively. Receivables from Sam's included in trade accounts receivable as of December 29, 2000 and December 31, 1999 are $500,000 and $14,421,000
respectively.

NOTE 3. ACQUISITIONS

ACQUISITION UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING

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

In connection with the acquisition of OTF, the Company incurred transaction costs of approximately $1,000,000 (net of tax), which were expensed in the first quarter of 1998. The nonrecurring transaction costs included approximately $519,000 of non-cash expenses (net of tax) related to the issuance of 52,342 shares (which were included in the total 609,713 shares issued) of the Company's common stock to the financial advisors of OTF. On March 16, 2001 the operating assets of OTF were sold for $952,000.



                                       F9

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ACQUISITIONS UNDER THE PURCHASE METHOD OF ACCOUNTING

On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based inLos Angeles, California. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share based on the market value of the stock at the time of the transaction, and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of the business of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments were recorded as a liability and were payable in cash, common stock or a combination of cash and common stock. In January 1999, the Company paid $1,000,000 in satisfaction of the minimum amount due for the contingent payment related to fiscal 1998. The payment was made in the form of $500,000 cash and issuance of 35,540 shares of common stock valued at $14.07 per share. The remaining 1998 contingent payment of $5.3 million was paid in cash in the second quarter of 1999. The 1999 contingent payment of $1.5 million was paid in cash in January 2000.

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

Effective October 3, 1998, the Company's acquired substantially all of the net operating assets and the business of King's Onion House, Inc. ("King's"), a produce distribution and value-added company based in Phoenix, Arizona. As consideration for the net assets received, the Company paid $4,000,000 in cash, issued 164,667 shares of Company common stock valued at $14.57 per share based on the market value of the stock at the time of the transaction, and a contingent payment of 1.7 times King's average annual pretax profit over a three-year term beginning October 3, 1998. Any contingent payment will be payable by 50 percent cash and 50 percent common stock. On December 23, 1998, the agreement was amended to reduce the number of shares issued by 89,193 in exchange for the return of certain assets totaling $700,000 and the issuance of a $600,000 promissory note to the former owner of King's. The promissory note was paid in installments (along with accrued interest at 7.75%) of $200,000 on April 12, 1999 and $400,000 on January 5, 2000. On April 20, 2001 the Company sold all of the outstanding capital stock of King's for $2,500,000.

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

In July 2000, the Company entered into an agreement amending the stock purchase agreement. As part of the amended agreement, the promissory notes were restructured whereby, the Company agreed to the following, payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and August 1, 2002, respectively; and 24-month installment payments of $37,500 totaling $900,000. The installment and lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made in accordance with the terms of the agreement. Additionally, the Company agreed to provide the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a duration of seven years. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company in the third quarter 2000 of $1.9 million.



                                      F10

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February of 2000, Perricone closed its market operation in Los Angeles, California but continues to operate its brokerage business in Walnut Creek and Visalia, California.

Part of the consideration given in the fiscal 1997 acquisition of Hereford Haven, Inc. d/b/a/ Martin Bros., included a contingent payment of an amount equal to 4 times average pretax earnings for fiscal 1998 through 2000. The total contingent payment is $4,957,000 at December 29, 2000. The payment was due March 31, 2001 and was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option. In April 2001, the Company issued 3,166,694 shares of its common stock to the former owner of Martin Brothers. The shares represent a 38% ownership interest in the Company. These shares satisfied 75% of the earnout payment and pursuant to the terms of the original purchase agreement and were valued at $1.17, market value of the Company's common stock at the time of the transaction. The remaining balance of the earnout payment is payable in cash, subject to the approval of the Company's Senior Lender. This payment has been extended and is now due and payable in January 2002.

For those acquisitions accounted for using the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated financial statements of the Company from their respective acquisition dates. At the acquisition dates, the purchase price was allocated to assets acquired and liabilities assumed based on their relative fair market values. There were no specifically identifiable intangible assets acquired in the aforementioned purchase transaction. The excess of the total purchase price over the fair values of the net assets acquired was recorded as goodwill, which is being amortized over a 15 to 20 year period. Management believes this range is reasonable considering the long operating history of the acquired companies, nature of the business and lack of any contractual, technological, or regulatory matters. The 1998 acquisitions resulted in $24,131,000 of goodwill.

NOTE 4. TERMINATION OF MERGER

On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint Holdings, Inc. ("FreshPoint") entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. Effective in October 1999, the agreement was terminated by the Company and FreshPoint. The Company and FreshPoint each agreed to pay their respective expenses in connection with the contemplated transaction. The Company incurred merger-related expenses of $3,850,000 in fiscal 1999. The expenses consisted primarily of legal and professional fees and severance costs paid to employees who were terminated in contemplation of the merger.

NOTE 5. DEBT AND LIQUIDITY

Debt consists of the following (in thousands):

                                                                                  DECEMBER 29,     DECEMBER 31,
                                                                                      2000             1999
                                                                                  ------------     ------------
Subordinated note, net of unamortized discount of $411 and $737, respectively     $     19,589     $     19,263
Revolver                                                                                 8,596           21,237
Canadian Revolver                                                                        3,756            9,088
Notes related to acquisitions (see Note 3)                                               6,132            5,644
Mortgage note payable, prime plus 1/4% due in monthly payments
   through March 2000; secured by land and building                                         --              332
Various equipment loans with interest rates from 6.75% to 14%
   maturities of one to five years                                                         665            1,725
                                                                                  ------------     ------------
Total debt                                                                              38,738           57,289
Current portion                                                                         13,788           24,446
                                                                                  ------------     ------------
Long-term debt, less current portion                                              $     24,950     $     32,843
                                                                                  ============     ============




                                      F11

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure the debt and equity of Fresh America. In September 2001, the Company completed a financial restructure whereby The North Texas Opportunity Fund LP, ("NTOF") purchased $5 million of 8% Series D cumulative redeemable preferred stock and warrants exercisable for approximately 50% of the Company's fully-diluted common stock. John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, $5 million of 10% redeemable cumulative preferred stock and all accrued interest and dividends for $2.7 million of 8% Series D redeemable cumulative preferred stock and warrants exercisable for approximately 27% of the Company's fully-diluted common stock.

In conjunction with this restructure, Bank of America, N.A. (the "Senior Lender") agreed to a payment schedule which will reduce the Company's indebtedness to the Senior Lender from $5.3 million, which was owed at the time of closing, to $3.8 million by year-end 2001. The revolver has also been restated to a term note and the Senior Lender has agreed to a maturity of the remaining balance in January 2002. The Company is negotiating with a new lender to replace the Senior Lender prior to the maturity of the term loan. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its term note beyond January 2002, if that becomes necessary.

In April 2000, the Company entered into an agreement with the Subordinated Lender to provide additional financing through the purchase of $5 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock ("Hancock Preferred Stock"), and to restructure the existing subordinated notes. Cumulative preferred dividends accrued as of December 29, 2000 totaled $0.3 million or $6.04 per share of preferred stock. The Hancock Preferred Stock, subordinated note agreement and accrued interest and dividends were converted into preferred stock and warrants in September 2001, as discussed below.

The Company's Revolver provided for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The outstanding Revolver balance was reduced to $8.6 million, as of December 29, 2000. The $12.6 million reduction in the outstanding Revolver balance included payments of $5.0 million to meet regularly scheduled reductions in availability through September 30, 2000, as well as additional payments of $7.6 million including a payment equal to the amount of a Federal income tax refund received of $3.7 million. Pursuant to the terms of the Revolver, the Company and the Senior Lender agreed to permanently reduce the available balance of the Revolver to $8.6 million and agreed that all future payments by the Company would permanently reduce the available balance under the Revolver. The effective interest rate at December 29, 2000 was 9.53%. During 2001, the outstanding balance has been reduced an additional $3.3 million with proceeds related to the sale of King's Onion House in Phoenix, Arizona, and another separate facility.

Prior to its sale in 2001, OTF had a demand agreement with Royal Bank of Canada to provide revolving credit facilities (the "Canadian Revolver"), which was collateralized by substantially all assets of OTF. The Canadian Revolver had an outstanding balance of CDN $5.6 million (U.S. $3.8 million) as of December 29, 2000. This outstanding balance was fully retired in March 2001 in conjunction with the sale of OTF's operating assets.

In July 2000, the Company entered into an agreement amending the certain stock purchase agreement related to the Company's 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured whereby, the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24-monthly installment payments of $37,500 totaling $900,000. The installment and lump sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the noteholders 300,000 warrants to


                                      F12

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a duration of seven years. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company of $1.9 million in the third quarter of 2000. Based on the quarterly weighted average common shares outstanding at December 29, 2000 the impact of the extraordinary gain is $.36 per basic and diluted share.

Under the terms of the purchase agreements for Notarianni and Martin Brothers a portion of the purchase price was contingent upon each company's earnings subsequent to its acquisitions. The Martin Bros. contingent payment obligation amounted to $5.0 million at December 29, 2000. The payment was due March 31, 2001 payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option.

In April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares satisfied 75% of the earnout payment and pursuant to the terms of the original purchase agreement and were valued at $1.17, market value of the Company's common stock at the time of the transaction. This note was restructured as part of the financial restructuring discussed above. The remaining balance of $1,200,000 is payable in cash, subject to the approval of the Company's Senior Lender. This payment has been extended and is now due and payable in January 2002.The Company is party to a master lease agreement with SunTrust Bank that has been used to provide equipment financing for several of the Company's operating units. The Company was not in compliance with certain covenants under the terms of the lease at December 29, 2000 and received waivers for noncompliance through January 2002. The Company is currently renegotiating the covenants of this agreement and anticipates this agreement will be revised prior to the expiration of the waiver in January 2002. The lease agreement provides that future lease payments can be accelerated in the event of default. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in negotiating the covenants.

Management believes that the combination of the effects of the financial restructure completed in September 2001, cash generated from ongoing operating activities, and the realization of recent reductions in overhead expenses will enable the Company to meet its obligations as they come due during the 12-month period subsequent to December 29, 2000.

The aggregate maturities of long-term debt, which reflect the terms of the amended senior secured revolving credit facility agreement as discussed above, for the five fiscal years subsequent to December 29, 2000 are as follows (in thousands): 2001 - $13,788; 2002 - $5,228; 2003 - $47; 2004 - $39 and 2005 -
$40; thereafter $7. The Subordinated Lender's long-term debt balance of $19,589 million has been excluded from the above maturities since their debt was exchanged for preferred stock and warrants in September 2001.

NOTE 6. DISPOSITION COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Subsequent to the termination of the merger discussed in Note 4, in the fourth quarter of 1999 management of the Company initiated a process in conjunction with its business strategy to improve its cost structure, streamline operations and divest the Company of under-performing operations. The process continued during 2000 and into 2001.






                                      F13

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of this ongoing process, the Company closed or sold several under-performing operations in 1999, 2000 and 2001 as follows:

                            FISCAL 1999:
                                 Los Angeles and San Francisco, California
                                 Orlando, Florida
                                 Atlanta, Georgia
                                 Baton Rouge, Louisiana
                                 Austin and San Antonio, Texas

                            FISCAL 2000:
                                 Los Angeles, California Market Operation

                            FISCAL 2001:
                                 King's Onion House, Phoenix, Arizona
                                 Ontario Tree Fruits, Ontario, Canada
                                 Thompson's Produce, Pensacola, Florida
                                 Bacchus Fresh International, Chicago, Illinois

During 1999, the Company also decided to move its accounting and administrative functions from Houston to Dallas, Texas. The move was completed in fiscal 2000, and the related costs were charged to operations in that fiscal year.

During this process, management evaluated the recoverability of the carrying value of the long-lived assets and related allocable goodwill of these operations. Impairment charges and other disposition costs recorded in fiscal 2000 and 1999 are as follows (in thousands):

                                                           2000             1999
                                                       ------------     ------------
     Impairment of property and equipment              $     10,584     $         --
     Impairment of goodwill                                   2,207           10,553
     Loss on disposition of property and equipment               --              976
     Closure costs:
         Liability for future lease commitments                  --            1,161
         Severance                                               --              412
         Other                                                   --              418
                                                       ------------     ------------
                                                       $     12,791     $     13,520
                                                       ============     ============

As of December 29, 2000 and December 31, 1999, $704,000 and $117,000 for lease commitments and $535,000 and $417,000 for other closure costs had been paid.




                                      F14

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. ACCOUNTS RECEIVABLE

Accounts receivable consist of (in thousands):

                                           DECEMBER 29,        DECEMBER 31,
                                              2000                 1999
                                         ---------------      ---------------
Accounts receivable                      $        37,312      $        61,478
Less allowance for doubtful accounts              (1,537)              (2,593)
                                         ---------------      ---------------
                                         $        35,775      $        58,885
                                         ===============      ===============

The following table summarizes the activity in the Company's allowance for doubtful accounts in fiscal 1998 through 2000 (in thousands):

                  BALANCE AT
                   BEGINNING        BAD DEBT        ACQUIRED                           BALANCE AT
FISCAL YEAR         OF YEAR         EXPENSE         COMPANIES         WRITE-OFF        END OF YEAR
------------     ------------     ------------     ------------     ------------      ------------
2000             $      2,593     $      1,912     $         --     $     (2,968)     $      1,537
1999                    1,697            6,031               --           (5,135)            2,593
1998                      943            1,230              700           (1,176)            1,697

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

                                                   DECEMBER 29,      DECEMBER 31,
                                                       2000              1999
                                                   ------------      ------------
Land                                               $        606      $        727
Buildings                                                 4,375             5,328
Machinery, furniture, fixtures and equipment              6,740            18,010
Trucks and trailers                                       3,567             4,586
Leasehold improvements                                    2,798             7,177
                                                   ------------      ------------
                                                         18,086            35,828
Less accumulated depreciation and amortization           (8,142)          (11,388)
                                                   ------------      ------------
Property and equipment, net                        $      9,944      $     24,440
                                                   ============      ============

NOTE 9. INCOME TAXES

The components of income tax expense (benefit) consisted of (in thousands):

                                                 FISCAL YEAR ENDED
                                   DECEMBER 29,      DECEMBER 31,       JANUARY 1,
                                       2000              1999              1999
                                   ------------      ------------      ------------
Current:
   Foreign                         $        542      $      2,190      $      1,709
   Federal                                  100            (3,979)            2,346
   State                                    783              (404)              331
Deferred                                   (592)             (437)              655
                                   ------------      ------------      ------------
                                   $        833      $     (2,630)     $      5,041
                                   ============      ============      ============




                                      F15

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following (in thousands):

                                                                 DECEMBER 29,      DECEMBER 31,       JANUARY 1,
                                                                     2000              1999              1999
                                                                 ------------      ------------      ------------
Federal income tax expense (benefit) at statutory rate           $     (7,703)     $     (8,617)     $      3,942
Increase (reduction) in income taxes resulting from:
Change in the beginning-of-the-year balance of the valuation
    allowance for deferred tax assets (1)                               7,698             4,586                --
Nondeductible goodwill amortization and impairment                        113             2,092                --
Tax rate and other differences related to Canadian
    subsidiaries                                                           --               490               573
Non-deductible transaction costs                                           --                --               233
State income taxes, net of federal income tax effect                      192              (262)              215
Adjustment to prior year's estimated provision                            533              (947)               --
Other                                                                      --                28                78
                                                                 ------------      ------------      ------------
                                                                 $        833      $     (2,630)     $      5,041
                                                                 ============      ============      ============

(1) The fiscal 2000 change in the valuation allowance includes $667 allocated to the extraordinary gain on extinguishment of debt.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                           DECEMBER 29,      DECEMBER 31,
                                               2000              1999
                                           ------------      ------------
Deferred tax assets:
   Net operating loss carry forwards       $      5,911      $      2,863
   Property and equipment, principally
      depreciation and impairment                 3,439                --
   Goodwill, principally impairment                 491                --
   Accruals not currently deductible              2,028             2,318
   Other                                            169                32
                                           ------------      ------------
      Total deferred tax assets                  12,038             5,213
   Less valuation allowance                     (11,617)           (4,586)
                                           ------------      ------------
   Net deferred tax asset                           421               627
Deferred tax liabilities:
   Income not currently taxable                     124               295
   Property and equipment depreciation               --               451
   Goodwill                                          --               176
                                           ------------      ------------
      Total deferred tax liabilities                124               922
                                           ------------      ------------
Net deferred tax asset (liability)         $        297      $       (295)
                                           ============      ============


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent primarily upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon current projections for future U.S. taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not that its deferred tax assets related to U.S. operations will not be realized and a valuation allowance for such assets is required at December 29, 2000 and December 31, 1999.

At December 29, 2000, the Company has a net operating loss ("NOL") carry forward for federal income tax purposes of approximately $14,918,000 available to reduce future income taxes. If not utilized to offset future taxable income, the NOL carry forward will expire, $286,000 in 2006 through 2007, $7,125,000 in 2019 and $7,507,000 in 2020.




                                      F16

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. After an ownership change, utilization of a loss corporation's NOL carry forward is limited annually to a prescribed rate multiplied by the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three-year period proceeding the test date. The Company's NOL carry forward, which expires in 2006 and 2007, is limited to the use of approximately $193,000 on an annual basis.

NOTE 10. OPTIONS AND WARRANTS

In July 1993, the Company adopted the Fresh America Corp. 1993 Stock Option and Award Plan (the "1993 Plan"), which reserved 450,000 shares of the Company's common stock for issuance to employees and directors. Effective May 22, 1998, the 1993 Plan was frozen, which prevents any additional options from being granted under the plan. In July 1996, the Company adopted the Fresh America Corp. 1996 Stock Option and Award Plan (the "1996 Plan"), which reserved 150,000 shares of the Company's common stock for issuance to employees and directors. Effective May 22, 1998, the Company amended and restated the 1996 Plan, which increased the number of shares reserved from 150,000 to 625,000. At December 29, 2000 and December 31, 1999, options for 103,250 and 467,000 shares, respectively, were available for issuance.

Options under the 1993 and 1996 Plans are granted at an exercise price equal to at least 100% of the fair market value of the Company's common stock on the date of grant. Unless determined otherwise by the Company's Board of Directors, each independent director is automatically granted an option to purchase 5,000 shares of common stock each year. Such option grants vest immediately and will expire in ten years if not exercised. Options granted to employees generally vest in one year from the date of grant and expire after ten years if not exercised. The Plans restrict the rights to exercise based on employment status and percentage of stock ownership in accordance with Section 422 of the Internal Revenue Code.

The following table summarizes stock option activity under the Plans for fiscal 1998 through fiscal 2000:


                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                  STOCK OPTIONS                   OPTION PRICE RANGE            EXERCISE
                            ISSUED           EXERCISABLE         LOW             HIGH            PRICE
                         ------------        -----------    ------------     ------------     ------------
At January 2, 1998            326,339           291,839     $       3.55     $      25.50     $      10.11
    Granted                    78,500                              12.75            19.88            16.51
    Exercised                 (30,140)                              3.55            11.75             7.11
    Canceled                   (1,000)                             14.00            14.00            14.00
                         ------------
At January 1, 1999            373,699           315,199     $       3.55     $      25.50     $      11.69
    Granted                    20,000                              13.75            13.75            13.75
    Exercised                  (5,353)                              3.55            14.00             9.41
    Canceled                  (54,250)                              5.00            17.75            13.63
                         ------------
At December 31, 1999          334,096           319,096     $       3.55     $      25.50     $      11.53
    Granted                   413,750                               2.00             4.50     $       3.00
    Canceled                 (154,806)                              3.55            25.50     $       9.66
                         ------------
At December 29, 2000          593,040           344,290     $       2.00     $      19.88     $       5.83
                         ============




                                      F17

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about the Company's stock options outstanding as of December 29, 2000:

                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                      ---------------------------------               ---------------------------
                                                          WEIGHTED-
                                          NUMBER           AVERAGE         WEIGHTED-      NUMBER       WEIGHTED-
                                       OUTSTANDING        REMAINING         AVERAGE    EXERCISABLE      AVERAGE
                   RANGE OF             AT DEC. 29,      CONTRACTUAL       EXERCISE    AT DEC. 29,     EXERCISE
                EXERCISE PRICES            2000             LIFE            PRICE          2000          PRICE
          --------------------------  ---------------  ----------------  ------------ -------------- ------------
             $ 2.00   to    $ 5.00         426,787            9.0 years      $ 3.06        178,037       $ 4.53
               5.01   to      7.00          31,253            1.7              6.48         31,253         6.48
               7.01   to      9.00          12,000            3.5              8.90         12,000         8.90
              11.01   to     13.00          32,500           11.5             11.75         32,500        11.75
              13.01   to     15.00          43,000            1.2             13.93         43,000        13.93
              17.01   to     19.00          32,500           10.2             17.25         32,500        17.25
              19.01   to     19.88          15,000            7.6             19.88         15,000        19.88
                                      ------------                                    ------------
                                           593,040                                         344,290
                                      ============                                    ============

The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined for grant dates subsequent to January 1, 1995 based on the fair value at the grant date of awards consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                          FISCAL YEAR
                                                                                (In thousands, except earnings
                                                                                        per share data)
                                                                      ------------------------------------------------
                                                                          2000              1999              1998
                                                                      ------------      ------------      ------------
Net income (loss) applicable to common shareholders - as reported     $    (21,635)     $    (21,991)     $      6,222
Net income (loss) applicable to common shareholders - pro forma            (21,893)          (22,319)            5,801
Earnings (loss) per share - as reported:
     Basic                                                                   (4.13)            (4.20)             1.27
     Diluted                                                                 (4.13)            (4.20)             1.20
Earnings (loss) per share - pro forma:
     Basic                                                                   (4.18)            (4.26)             1.18
     Diluted                                                                 (4.18)            (4.26)             1.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for fiscal 2000, 1999 and 1998 for both plans: no dividend yield; expected volatility of 58% in 2000, 136% in 1999 and 95% in 1998; risk-free interest rates of 5.9% in 2000 and in 1999 and 4.2% to 5.6% in 1998; and expected lives of three to five years. The weighted average fair value per share of the options granted during fiscal 2000, 1999 and 1998 is estimated to be $1.93, $12.23 and $12.29, respectively. As of December 29, 2000, the weighted-average remaining contractual life of outstanding options was 8.2 years.

NOTE 11. EMPLOYEE BENEFIT PLAN

Effective January 1, 1992, the Company adopted the Fresh America Corp. 401(k) Profit Sharing Plan (the "Plan"), which provides for the Company, at its option, to make a matching contribution of up to 6% of each qualifying employee's annual earnings. The Company's matching contribution under the Plan was $272,000, $343,000 and $301,000 for the fiscal years 2000, 1999 and 1998, respectively.



                                      F18

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. CONTINGENCIES AND COMMITMENTS

The Company is obligated under certain noncancelable operating leases (with initial or remaining lease terms in excess of one year). The future minimum lease payments under such leases as of December 29, 2000 are (in thousands):

                      Fiscal years ending:
                        2001                                                   $    7,840
                        2002                                                        5,505
                        2003                                                        3,914
                        2004                                                        3,308
                        2005                                                        2,534
                        Thereafter                                                  4,695
                                                                               ----------
                              Total minimum lease payments                     $   27,796
                                                                               ==========


Rental expense amounted to approximately $10,114,000, $12,569,000 and $9,036,000 for the fiscal years 2000, 1999 and 1998, of which approximately $3,978,000, $5,653,000 and $3,616,000 relates to truck and trailer rental which is included in cost of sales.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except earnings per share data):

                                             FISCAL 2000 (a)
------------------------------------------------------------------------------------------------------------
                                         First Qtr.         Second Qtr.       Third Qtr.         Fourth Qtr.
                                        ------------       ------------      ------------       ------------
Net sales                               $    142,652       $    163,585      $    138,458       $    109,859
Gross profit                                  15,149             18,507            14,074             10,655
Gross margin                                    10.6%              11.3%            10.16%              9.70%
Net income (loss)                             (1,881)               811              (596)           (19,271)
Net income (loss) applicable to
    common shareholders                 $     (1,881)      $        633      $       (856)      $    (19,531)
Earnings (loss) per share - basic               (.36)               .12              (.16)             (3.73)
Earnings (loss) per share - diluted             (.36)               .08              (.16)             (3.73)

                                             FISCAL 1999 (a)
----------------------------------------------------------------------------------------------------
                                  First Qtr.        Second Qtr.        Third Qtr.        Fourth Qtr.
                                 ------------      ------------      ------------       ------------
Net sales                        $    173,427      $    194,102      $    151,220       $    151,126
Gross profit                           22,006            23,691            14,472             17,729
Gross margin                             12.7%             12.2%              9.6%              11.7%
Net income                       $      1,181      $      1,253      $    (11,445)      $    (12,980)
Earnings per share - basic               0.23              0.24             (2.18)             (3.73)
Earnings per share - diluted             0.22              0.23             (2.18)             (3.73)

(a)      Each quarter in the 52-week year contains 13 weeks.




                                      F19

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. SEGMENT AND RELATED INFORMATION

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

Summarized information regarding the Company's significant operations in different geographic areas, including domestic operations, as of and for the three fiscal years ended December 29, 2000 follows (in thousands):

                                              LONG-LIVED
                          NET SALES             ASSETS
                       ---------------     ---------------
December 29, 2000
     United States     $       498,655     $        34,704
     Canada                     55,889               2,003
                       ---------------     ---------------
         Total         $       554,554     $        36,707
                       ===============     ===============

December 31, 1999
     United States     $       576,658     $        46,976
     Canada                     93,217               3,985
                       ---------------     ---------------
         Total         $       669,875     $        50,961
                       ===============     ===============

January 1, 1999
     United States     $       523,566     $        55,924
     Canada                     85,924               3,437
                       ---------------     ---------------
         Total         $       609,409     $        59,361
                       ===============     ===============




                                      F20

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              FRESH AMERICA CORP.
                                                              (Registrant)


Date:  September 12, 2001                                     By  /S/  Darren Miles
       -------------------------------------                     ---------------------------------
                                                                 Darren Miles
                                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/  Colon Washburn                                           Date:       September 12, 2001
-------------------------------------------                            --------------------------
Colon Washburn
Director

 /S/   Mark Gier                                              Date:       September 12, 2001
--------------------------------------------                           --------------------------
Mark Gier
Director

/S/  Keith McKinney                                           Date:       September 12, 2001
--------------------------------------------                           --------------------------
Keith McKinney
Director

/S/  Cheryl A. Taylor                                         Date:       September 12, 2001
--------------------------------------------                           --------------------------
Cheryl A. Taylor
Chief Financial Officer and Secretary

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

         *4.1 Specimen of Common Stock Certificate (Incorporated by reference to exhibit 4.1 to the Company's Registration
                  Statement on Form S-1 [Commission File Number 33-77620]).

         10.1 Fresh America Corp. 1993 Stock Option Award Plan (Incorporated by reference to exhibit 10.3 to the Company's Registration
                  Statement on Form S-1 [Commission File Number 33-77620]).

         10.2     Form of Option Agreement entered into pursuant to the 1993
                  Stock Option and Award Plan (Incorporated by reference to exhibit 10.4 to the Company's Registration Statement on Form
                  S-1 [Commission File Number 33-77620]).

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

         10.5     Restated Business Loan Agreement between Fresh America Corp.
                  and Bank of America Texas, N.A. dated February 2, 1998
                  (Incorporated by reference to exhibit 99.1 to the Company's
                  Form 8-K dated February 17, 1998).

         10.6 Asset Purchase Agreement dated as of February 2, 1998, by and among Francisco Acquisition Corp., Fresh America Corp.,
                  Francisco Distributing Company, LLC, and the owners named therein (Incorporated by reference to exhibit 2.1 to the Company's Form 8-K dated February 17, 1998).

         10.7 Second Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A.
                  dated as of May 14, 1998 (Incorporated by reference to exhibit
                  10.4 to the Company's Form 10-Q for the quarterly period ended
                  July 3, 1998).

         10.8 Third Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A.
                  dated as of March 4, 1999 (Incorporated by reference to exhibit 10.14 to the Company's Form 10-K for the annual period ended January 1, 1999).

         10.9 Eighth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A.
                  dated as of October 31, 1999 (Incorporated by reference to exhibit 10.12 to the Company's Form 10-K for the annual period ended December 31, 1999).

         10.10 Ninth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A.
                  dated as of November 15, 1999 (Incorporated by reference to exhibit 10.13 to the Company's Form 10-K for the annual period ended December 31, 1999).

         10.11 Amended and Restated Note Agreement dated as of April 15, 2000 with respect to note agreement dated as of May 4, 1998 between Fresh America Corp. and John Hancock Mutual Life Insurance
                  Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31,
                  2000).

         10.12    Amended and Restated Warrant Agreement dated as of April 15,
                  2000 with respect to warrant agreement dated as of May 4, 1998 between Fresh America Corp. and John Hancock Mutual Life
                  Insurance Company (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
                  March 31, 2000).

         10.13    Omnibus Subordinated Guarantee (Including Amendment and
                  Restatement of Certain Existing Guarantees) dated as of April
                  15, 2000 between Fresh America Corp. and John Hancock Mutual
                  Life Insurance Company (Incorporated by reference to Exhibit
                  10.3 to the Company's Form 10-Q for the quarterly period ended
                  March 31, 2000).

         10.14 Securities Purchase Agreement dated as of April 15, 2000 between Fresh America Corp. and John Hancock Mutual Life
                  Insurance Company (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended
                  March 31, 2000).

         10.15 Amendment to Stock Purchase documents dated July 28, 2000 with respect to the Stock Purchase Agreement dated as of October
                  30, 1998 between Fresh America Corp. and Sam Perricone, Sr.,
                  Henry Beyer, and the Sam Perricone Children's Trust
                  (Incorporated by reference to Exhibit 10.1 to the Company's
                  Form 10-Q for the quarterly period ended March 31, 2000).

         10.16 Amended and Restated Promissory Notes dated July 28, 2000 with respect to promissory Notes dated as of November 1, 1998 between Fresh America Corp. and individually, Sam Perricone,
                  Sr., Henry Beyer, and the Sam Perricone Children's Trust
                  (Incorporated by reference to Exhibit 10.2 to the Company's
                  Form 10-Q for the quarterly period ended March 31, 2000).

         10.17 Common Stock Purchase Warrant Agreements dated July 28, 2000 between Fresh America Corp. and individually, Sam Perricone,
                  Sr., Henry Beyer, and the Sam Perricone Children's Trust
                  (Incorporated by reference to Exhibit 10.3 to the Company's
                  Form 10-Q for the quarterly period ended March 31, 2000).

         10.18 Tenth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A.
                  dated as of March 31, 2000 (Incorporated by reference to exhibit 10.14 to the Company's Form 10-K/A for the annual period ended December 31, 1999).

         10.19** Eleventh Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A.
                  dated as of January 26, 2001.

         10.20** Twelfth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A.
                  dated as of March 15, 2001.

         10.21** Thirteenth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A.
                  dated as of September 5, 2001.

         10.22**  Resignation Agreement between Fresh America Corp. and David
                  Sheinfeld dated as of November 9, 2000.

         21.1**   List of Subsidiary Corporations.

         23.1**   Consent of KPMG LLP.


*Pursuant to Item 601(b)(4)(iii), the Company has not filed as exhibits instruments defining the rights of holders of long-term debt where the total amount of the securities authorized thereunder do not exceed 10% of the Company's and its subsidiaries' total assets on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.

**Filed herewith.