Form 10-Q
period 2001-03-30
FRESH AMERICA CORP
filed 2001-09-12
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 30, 2001.

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

At August 10, 2001, the Registrant had 8,410,098 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 15. Exhibit index is on page 15.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              MARCH 30,     DECEMBER 29,
                                                                                                2001            2000
                                                                                             -----------    ------------
                                        ASSETS                                               (unaudited)
Current Assets:
     Cash and cash equivalents                                                               $     4,966    $      4,880
     Accounts receivable, net                                                                     29,447          36,306
     Inventories                                                                                   3,992           6,849
     Prepaid expenses                                                                              1,097           1,138
       Deferred tax asset                                                                             --             297
     Income tax receivable                                                                         2,275           1,084
                                                                                             -----------    ------------
         Total current assets                                                                     41,777          50,554

Property and equipment, net                                                                        8,761           9,944
Goodwill, net of accumulated amortization of $4,067 and $3,655, respectively                      24,431          24,843
Other assets                                                                                       1,005           1,920
                                                                                             -----------    ------------
Total assets                                                                                 $    75,974    $     87,261
                                                                                             ===========    ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Notes payable and current portion of long-term debt                                     $    14,857    $     13,788
     Accounts payable                                                                             25,405          27,785
     Accrued salaries and wages                                                                    2,127           2,489
     Other accrued expenses                                                                        4,037           3,902
                                                                                             -----------    ------------
         Total current liabilities                                                                46,426          47,964

Long-term debt, less current portion                                                              19,953          24,950
Other liabilities                                                                                    555             499
                                                                                             -----------    ------------
     Total liabilities                                                                            66,934          73,413
                                                                                             -----------    ------------


12% redeemable cumulative preferred stock $1.00 par value (50,000 shares
authorized and issued); liquidation value of $5,000 plus accrued and unpaid dividends              4,702           4,446
                                                                                             -----------    ------------

Shareholders' Equity:
     Common stock $.01 par value (authorized 10,000,000 shares; issued 5,243,404
     shares)                                                                                          52
                                                                                                                      52
     Additional paid-in capital                                                                   33,308          33,564
     Foreign currency translation adjustment                                                        (550)           (469)
     Accumulated deficit                                                                         (28,472)        (23,745)
                                                                                             -----------    ------------
         Total shareholders' equity                                                                4,338           9,402
Commitments and contingencies
                                                                                             -----------    ------------
Total liabilities and shareholders' equity                                                   $    75,974    $     87,261
                                                                                             ===========    ============

         The notes to consolidated financial statements are an integral part of these statements.

                               FRESH AMERICA CORP.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          QUARTER ENDED
                                                     ------------------------
                                                     MARCH 30,      MARCH 31,
                                                        2001          2000
                                                     ----------    ----------
Net sales                                            $   86,901    $  142,652
Cost of sales                                            78,203       127,503
                                                     ----------    ----------
     Gross profit                                         8,698        15,149
                                                     ----------    ----------

Selling, general and administrative expenses             12,038        13,998
Bad debt expense                                            361           229
Depreciation and amortization                               807         1,512
                                                     ----------    ----------
     Total operating costs and expenses                  13,206        15,739
                                                     ----------    ----------
         Operating loss                                  (4,508)         (590)
                                                     ----------    ----------

Other income (expense):
     Interest expense                                    (1,021)       (1,405)
     Interest income                                         39            87
     Other, net                                             (95)          216
                                                     ----------    ----------
                                                         (1,077)       (1,102)
                                                     ----------    ----------

Loss before income taxes                                 (5,585)       (1,692)
Income tax expense (benefit)                               (858)          189
                                                     ----------    ----------
Net loss                                                 (4,727)       (1,881)

Preferred dividends and accretion                           256            --
                                                     ----------    ----------
Net loss applicable to common shareholders           $   (4,983)   $   (1,881)
                                                     ==========    ==========


Basic and diluted net loss per share                 $     (.95)   $     (.36)
                                                     ==========    ==========


              The notes to consolidated financial statements are an
                       integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   QUARTER ENDED
                                                                                             ------------------------
                                                                                             MARCH 30,      MARCH 31,
                                                                                                2001          2000
                                                                                             ----------    ----------
Cash flows from operating activities:
     Net loss                                                                                $   (4,727)   $   (1,881)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Bad debt expense                                                                           361           229
         Depreciation and amortization                                                              807         1,512
         Other                                                                                      328           206
         Deferred income taxes                                                                      297            --
         Change in assets and liabilities
              Accounts receivable                                                                 6,804         9,837
              Inventories                                                                         2,857         1,497
              Prepaid expenses                                                                       41           (13)
              Income tax receivable and other assets                                             (1,052)          826
              Accounts payable                                                                   (2,380)       (5,660)
              Accrued expenses and other current liabilities                                       (171)         (532)
                                                                                             ----------    ----------
                  Total adjustments                                                               7,892         7,902
                                                                                             ----------    ----------
                  Net cash provided by operating activities                                       3,165         6,021
                                                                                             ----------    ----------

Cash flows from investing activities:
     Additions to property and equipment, net                                                      (271)         (652)
     Proceeds from Canadian note receivable                                                         338            --
     Proceeds from sale of property and equipment                                                   944            97
                                                                                             ----------    ----------
                  Net cash provided by (used in) investing activities                             1,011          (555)
                                                                                             ----------    ----------

Cash flows from financing activities:
     Proceeds from Canadian revolving line of credit                                                 --        10,755
     Repayments of Canadian revolving line of credit                                             (3,756)      (14,457)
     Repayments of Canadian short-term indebtedness                                                (237)       (1,434)
     Payments of long-term indebtedness                                                             (16)         (338)
                                                                                             ----------    ----------
                  Net cash used in financing activities                                          (4,009)       (5,474)
                                                                                             ----------    ----------

Effect of exchange rate changes on cash                                                             (81)            3
                                                                                             ----------    ----------
     Net increase (decrease) in cash and cash equivalents                                            86            (5)
Cash and cash equivalents at beginning of period                                                  4,880         3,197
                                                                                             ----------    ----------
Cash and cash equivalents at end of period                                                   $    4,966    $    3,192
                                                                                             ==========    ==========


Supplemental disclosures of cash flow information:
     Cash paid for interest                                                                  $      340    $      761
     Cash paid for income taxes                                                              $      116    $      368


             The notes to consolidated financial statements are an
                       integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION
Fresh America Corp. ("Fresh America", the "Company", "we", "us" or "our") provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses. The Company was founded in 1989 and distributes throughout the United States and Canada through 9 distribution and processing facilities.

The Company's fiscal year is a 52-week period ending on the last Friday in December. The quarters ended March 30, 2001 and March 31, 2000 each consisted of 13 weeks. The consolidated financial statements include the accounts of Fresh America Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of March 30, 2001, the consolidated statements of operations and the consolidated statements of cash flows for the quarter ended March 30, 2001 and March 31, 2000 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results of the interim periods.

Certain information, definitions and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2000. The results for the periods ended March 30, 2001 and March 31, 2000 may not be indicative of operating results for the full year.

Prior year balances include certain reclassifications to conform to the current year presentation.

EARNINGS PER SHARE
Basic loss per share ("EPS") is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 4 - "Loss Per Share" for a calculation of EPS.

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

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEGMENT AND RELATED INFORMATION
The Company provides disclosure required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about products and services. Since each business unit is similarly engaged in procurement, processing and distribution services, the business units have been aggregated into one reportable segment for reporting purposes.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  DEBT AND LIQUIDITY

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructure whereby The North Texas Opportunity Fund LP, ("NTOF") purchased 8% Series D redeemable cumulative preferred stock and warrants exercisable for 84,100,980 shares of our common stock, which is approximately 50% of the Company's fully-diluted common stock, for cash proceeds of $5 million. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, $5 million of 10% redeemable cumulative preferred stock and all accrued interest and dividends for $2.7 million of 8% Series D redeemable cumulative preferred stock and warrants exercisable for 45,114,529 shares of our common stock, which is approximately 27% of the Company's fully-diluted common stock.

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

Subordinated Debt. Prior to the restructure in September 2001, the Company had $20 million of subordinated debt owing to the Subordinated Lender. Additionally in April 2000, the Company issued to the Subordinated Lender $5 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock. The Company was not in compliance with certain covenants under the terms of its agreements with the Subordinated Lender at March 30, 2001. The preferred stock, the subordinated debt owing to the Subordinated Lender and the accrued but unpaid interest and dividends thereon were

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


exchanged for a new issue of the Company's preferred stock and warrants as part of the restructure discussed above.

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

Under the terms of the purchase agreement for Jos. Notarianni & Co. ("Notarianni"), a portion of the purchase price is contingent upon Notarianni's earnings subsequent to its acquisitions. The contingent payment for Notarianni will be equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. Any contingent payment is payable in cash or common stock at the Company's sole discretion. As of March 2001, no amounts were owing in relation to the Notarianni acquisition.

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

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

Management believes that the combination of the effects of the financial restructure completed in September 2001, the anticipated refinancing of the indebtedness to the Senior Lender on a long-term basis, cash generated from ongoing operating activities, and the realization of recent reductions in overhead expenses will enable the Company to meet its obligations as they come due in the foreseeable future. However, there can be no assurance the Company will be able to replace its Senior Lender as anticipated or extend the term note beyond January 2002, if that becomes necessary.

NOTE 3. COMPREHENSIVE LOSS

The following table reconciles the Company's net loss to its comprehensive loss (in thousands):

                                                       QUARTER ENDED
                                                   ----------------------
                                                   March 30,    March 31,
                                                      2001         2000
                                                   ---------    ---------
Net loss                                           $  (4,727)   $  (1,881)
Other comprehensive loss - foreign currency
   translation adjustments                               (81)          11
                                                   ---------    ---------
Comprehensive loss                                 $  (4,808)   $  (1,870)
                                                   =========    =========

NOTE 4. LOSS PER SHARE

The following table reconciles the calculations of the Company's basic and diluted EPS (in thousands, except per share amounts):

                                                       QUARTER ENDED
                                                  ------------------------
                                                   March 30,     March 31,
                                                     2001          2000
                                                  ----------    ----------
                     BASIC & DILUTED EPS

Net loss                                          $   (4,727)   $   (1,881)
Less: Preferred stock dividends                          223            --
      Accretion of preferred stock                        33            --
                                                  ----------    ----------
Net loss applicable to common shareholders        $   (4,983)   $   (1,881)
                                                  ==========    ==========

Weighted average common shares outstanding             5,243         5,243
                                                  ==========    ==========

Net loss per share                                $     (.95)   $     (.36)
                                                  ==========    ==========

Options and warrants to purchase approximately 1,455,000 and 732,000 shares of common stock were outstanding for the quarter ended March 30, 2001 and March 31, 2000, respectively. These common stock equivalents were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INCOME TAXES

The income tax benefit for the quarter ended March 31, 2001 relates principally to the loss of Ontario Tree Fruits (OTF), the Company's Canadian subsidiary which can be carried back to recover Canadian taxes paid in prior years. The Canadian tax benefit of $906,000 has been provided at an effective tax rate of 44.5%, reflecting combined provincial and federal Canadian income taxes.

Additionally, a US state tax provision of approximately $48,000 was recorded.

Income tax expense in the first quarter of 2000 consisted solely of Canadian income taxes.

Based on the Company's assessment of its ability to carry back net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance has been provided at March 30, 2001 and March 31, 2000 to eliminate the Company's U.S. net deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the components of the consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                                                     QUARTER ENDED
                                                                                     -------------
                                                                            March 30,              March 31,
                                                                              2001                   2000
                                                                         ----------------      ------------------
       Net sales                                                              100.0%                 100.0%
       Cost of sales                                                           90.0                   89.4
                                                                         ----------------      ------------------
          Gross profit                                                         10.0                   10.6
       Selling, general and administrative expenses                            13.9                    9.8
       Bad debt expense                                                         0.4                    0.2
       Depreciation and amortization                                             .9                    1.0
                                                                         ----------------      ------------------
          Total operating costs and expenses                                   15.2                   11.0
                                                                         ----------------      ------------------
       Operating loss                                                          (5.2)                  (0.4)
       Other expense                                                            1.2                    0.8
                                                                         ----------------      ------------------
       Loss before income taxes                                                (6.4)                  (1.2)
       Income tax expense (benefit)                                            (1.0)                   0.1
                                                                         ----------------      ------------------
          Net loss                                                             (5.4)                  (1.3)
       Preferred dividends and accretion                                        0.3                    -
                                                                         ----------------      ------------------
          Net loss applicable to common shareholders                           (5.7)%                 (1.3)%
                                                                         ================      ==================

COMPARISON OF QUARTER ENDED MARCH 30, 2001 TO QUARTER ENDED MARCH 31, 2000

Net sales. Net sales decreased $55.8 million, or 39.1% to $86.9 million the first quarter of 2001 from $142.7 million in the first quarter of 2000. Approximately $47.6 million of this decrease in revenues is attributed to the loss of the Sam's contract in October 2000. As a percentage of net sales, Sam's represented 33.4% in first quarter of 2000. In addition, the Company's sales at OTF decreased by $11.6 million during the first quarter of 2001. This decrease is due to the sale of the OTF facility and the loss of a significant customer of OTF in 1999 which had accounted for approximately 65% of the Canadian operation revenue. The decreases in sales were partially offset by increased sales throughout the Company, primarily related to incremental business from national and regional sales programs.

Cost of Sales. Cost of sales decreased $49.3 million, or 38.7% to $78.2 million in the first quarter of 2001 from $127.5 million in the first quarter of 2000. As a percentage of net sales, cost of sales increased to 90.0% from 89.4%, which in turn decreased the Company's gross profit percentage to 10.0% from 10.6%. This increase in cost of sales as a percentage of sales was due to a settlement of on-going product purchase commitments that were terminated prior to expiration when the sale of OTF was completed. Excluding the effects of the OTF charges, gross profit increased to 11.2% in the first quarter of 2001 from 10.6% in the first quarter of 2000. This increase was primarily attributable to the loss of Sam's business that typically represented lower margin sales.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") expenses decreased by $2.0 million, or 14.0% to $12.0 million in the first quarter of 2001 from $14.0 million in the first quarter of 2000. Approximately $900,000 of the decrease relates to the four distribution centers where the Company significantly reduced overhead and operating expenses when the Sam's agreement ended in October 2000. In addition, during the first quarter of 2000, the Company initiated a transition of its corporate office from Houston to Dallas, Texas and closed its market operation in Los Angeles, California. These changes resulted in savings to SG&A in the first quarter of 2001 of $565,000 related to the reduction of headcount and improved efficiencies associated with the corporate office move and $493,000 related to the closing in Los Angeles. These decreases were partially offset by certain fees related to the Company's refinancing efforts in 2001. These expenses are expected to continue throughout the second quarter and into the third quarter of 2001.

Bad debt expense. Bad debt expense increased by $0.2 million to $0.4 million in the first quarter of 2001 from $0.2 million in the first quarter of 2000.

Operating loss. As a result of the foregoing factors, the operating loss increased $3.9 million to $4.5 million in the first quarter of 2001 from $.6 million in the first quarter of 2000.

Income tax expense (benefit). The income tax benefit in the first quarter of 2001 consists of a Canadian income tax benefit of $906,000 related to the loss incurred by the Company's Canadian subsidiaries which can be carried back to recover prior year income taxes paid, and U.S state income tax expense of $48,000. Income tax expense in the first quarter of 2000 consisted solely of Canadian income taxes. No U.S. federal income tax benefit was provided in either period because the Company cannot carryback U.S. losses to recover any prior year federal income taxes.

Net loss. As a result of the foregoing factors, the Company reported a net loss of $4.7 million in the first quarter of 2001 compared to a net loss of $1.9 million in the first quarter of 2000, an increased loss of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $3.2 million for the first quarter of 2001 compared to $6.0 million for the first quarter of 2000. The decrease of $2.8 million is mainly attributed to the increase in the net loss. Cash provided by investing activities was $1.0 million in the first quarter of 2001, an increase of $1.6 million from cash used in investing activities of $0.6 million in the first quarter of 2000. The increase is attributable to proceeds from the sale of OTF property and equipment, collection of a note receivable, and fewer capital expenditures. Cash used in financing activities was $4.0 million in the first quarter of 2001 compared to cash used of $5.5 million in the first quarter of 2000. The decrease in cash flows used in financing activities compared to the prior year is primarily due to more debt retirements in fiscal 2000.

At March 30, 2001, the Company had negative working capital of $4.6 million compared to working capital of $2.6 million at December 29, 2000. The decrease in working capital is primarily due to the substantial decreases in accounts receivable and inventory, partially offset by reductions in short-term debt and in accounts payable, all resulting from the reduced scope of business operations after the termination of the Sam's agreement in October 2000.

FINANCIAL RESTRUCTURING

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructure whereby The North Texas Opportunity Fund LP, ("NTOF") purchased 8% Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock, which is approximately 50% of the Company's fully-diluted common stock, for cash proceeds of $5 million. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance, Signature 1A (Cayman), Ltd., and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, $5 million of 10% redeemable cumulative preferred stock and all accrued interest and dividends for $2.7 million of 8% Series D redeemable cumulative preferred stock and warrants exercisable for 45,114,529 shares of our common stock, which is approximately 27% of the Company's fully-diluted common stock.

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

Subordinated Debt. Prior to the restructure in September 2001, the Company had $20 million of subordinated debt owing to the Subordinated Lender. Additionally in April 2000, the Company issued to the Subordinated Lender $5 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock. The Company was not in compliance with certain covenants under the terms of its agreements with the Subordinated Lender at March 30, 2001. The preferred stock, the subordinated debt owing to the Subordinated Lender and the accrued but unpaid interest and dividends thereon were converted to new issues of the Company's preferred stock as part of the restructure discussed above.

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

Under the terms of the purchase agreement for Jos. Notarianni & Co. ("Notarianni"), a portion of the purchase price is contingent upon Notarianni's earnings subsequent to its acquisitions. The contingent payment for Notarianni will be equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. Any contingent payment is payable in cash or common stock at the Company's sole discretion. As of March 2001, no amounts were owed in relation to the Notarianni acquisition.

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

In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration was remained a financial obligation of the Company and was restructured as part of the financial restructuring discussed above. It is payable in cash subject to the approval of the Company's Senior Lender. This payment has been extended and is now due and payable in January 2002.

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

Management believes that the combination of the effects of the financial restructure completed in September 2001, the anticipated refinancing of the indebtedness to the Senior Lender on a long-term basis, cash generated from ongoing operating activities, and the realization of recent reductions in overhead expenses will enable the Company to meet its obligations as they come due in the foreseeable future. However, there can be no assurance the Company will be able to replace its Senior Lender as anticipated or extend the term note beyond January 2002, if that becomes necessary.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30 2001, be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Also, the FASB has voted to issue SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact of these standards on its financial statements.

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

INFLATION

Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on the Company's sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating prices, which result from factors discussed above in "Quarterly Results and Seasonality".

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk. The Company's Canadian operations are subject to foreign currency risk. However, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded in our consolidated shareholders' equity as accumulated comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denominated in the currency which is required to make payments. As of March 2001, the Company no longer conducts business in Canada.

Interest Rate Risk. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate or the Eurodollar rate. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of March 30, 2001 would be immaterial.

Commodity Pricing Risk. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, the Company generally sets prices based on current delivered cost.

OUTLOOK AND UNCERTAINTIES

Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherit risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its business strategy, the expiration of the agreement with its primary customer, significant competition, general economic and market conditions, the availability and cost of borrowed funds and limitations arising from the Company's indebtedness, the ability to refinance its existing bank facility and raise additional capital, government regulation, and seasonality. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, a copy of which may be obtained from the Company upon request.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K.

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             None.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
(Registrant)

 /s/  Cheryl A. Taylor                           Date:  September 12, 2001
-------------------------------------------           --------------------------
Cheryl A. Taylor
Executive Vice President and Chief
Financial Officer