Form 10-Q
period 2001-06-29
FRESH AMERICA CORP
filed 2001-09-12
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 29, 2001.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________.

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

At August 10, 2001, the Registrant had 8,410,098 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 16. Exhibit index on page 16.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                JUNE 29,  DECEMBER 29,
                                                                                 2001        2000
                                                                               --------   -----------
                                     ASSETS                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                                    $  3,186    $  4,880
  Accounts receivable, net                                                       20,779      36,306
  Inventories                                                                     3,003       6,849
  Prepaid expenses                                                                  992       1,138
  Deferred tax asset                                                                 --         297
  Income tax receivable                                                           2,259       1,084
                                                                               --------    --------
      Total current assets                                                       30,219      50,554

Property and equipment, net                                                       7,284       9,944
Goodwill, net of accumulated amortization of $4,481 and $3,655, respectively     24,017      24,843
Other assets                                                                        905       1,920
                                                                               --------    --------
Total assets                                                                   $ 62,425    $ 87,261
                                                                               ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                          $  7,632    $ 13,788
  Accounts payable                                                               19,733      27,785
  Accrued salaries and wages                                                      1,395       2,489
  Other accrued expenses                                                          3,388       3,902
                                                                               --------    --------
      Total current liabilities                                                  32,148      47,964

Long-term debt, less current portion                                             19,791      24,950
Other liabilities                                                                   608         499
                                                                               --------    --------
      Total liabilities                                                          52,547      73,413
                                                                               --------    --------

12% Redeemable cumulative preferred stock $1.00 par value
      (50,000 shares authorized and issued); liquidation value of $5,000
      plus accrued and unpaid dividends                                           4,960       4,446
                                                                               --------    --------

Shareholders' Equity:
    Common stock $.01 par value (authorized 10,000,000 shares;
          issued 8,410,098 shares and 5,243,404 respectively)                        84          52
    Additional paid-in capital                                                   36,740      33,564
    Foreign currency translation adjustment                                        (488)       (469)
    Accumulated deficit                                                         (31,418)    (23,745)
                                                                               --------    --------
      Total shareholders' equity                                                  4,918       9,402
Commitments and contingencies
                                                                               --------    --------
Total liabilities and shareholders' equity                                     $ 62,425    $ 87,261
                                                                               ========    ========

  The notes to consolidated financial statements are an integral part of these statements.

                               FRESH AMERICA CORP.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            QUARTER ENDED         SIX MONTHS ENDED
                                                      ----------------------    ----------------------
                                                       JUNE 29,     JUNE 30,    JUNE 29,      JUNE 30,
                                                        2001          2000        2001          2000
                                                      ---------    ---------    ---------    ---------
Net sales                                             $  70,218    $ 163,585    $ 157,119    $ 306,237
Cost of sales                                            61,571      145,078      139,774      272,500
                                                      ---------    ---------    ---------    ---------
            Gross profit                                  8,647       18,507       17,345       33,737
                                                      ---------    ---------    ---------    ---------

Selling, general and administrative expenses              9,860       13,856       21,898       27,854
Bad debt expense                                             52        1,011          412        1,240
Depreciation and amortization                               767        1,472        1,575        2,983
                                                      ---------    ---------    ---------    ---------
    Total operating costs and expenses                   10,679       16,339       23,885       32,077
                                                      ---------    ---------    ---------    ---------
           Operating income (loss)                       (2,032)       2,168       (6,540)       1,660
                                                      ---------    ---------    ---------    ---------

Other income (expense):
    Interest expense                                       (960)      (1,384)      (1,981)      (2,790)
    Interest income                                           7          105           46          180
    Other, net                                              154          (63)          59          165
                                                      ---------    ---------    ---------    ---------
                                                           (799)      (1,342)      (1,876)      (2,445)
                                                      ---------    ---------    ---------    ---------

Income (loss) before income taxes                        (2,831)         826       (8,416)        (785)
Income tax expense (benefit)                                115           15         (743)         204
                                                      ---------    ---------    ---------    ---------
Net income (loss)                                        (2,946)         811       (7,673)        (989)

Preferred dividends and accretion                           258          178          514          178
                                                      ---------    ---------    ---------    ---------

Net income (loss) applicable to common shareholders   $  (3,204)   $     633    $  (8,187)   $  (1,167)
                                                      =========    =========    =========    =========

Earnings (loss) per share:

    Basic                                             $    (.41)   $     .12    $   (1.25)   $    (.22)
                                                      =========    =========    =========    =========

    Diluted                                           $    (.41)   $     .08    $   (1.25)   $    (.22)
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

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                          --------------------
                                                                          JUNE 29,    JUNE 30,
                                                                            2001        2000
                                                                          --------    --------
Cash flows from operating activities:
    Net loss                                                              $ (7,673)   $   (989)
    Adjustments to reconcile net loss to net cash provided by operating activities:
          Bad debt expense                                                     412       1,240
          Depreciation and amortization                                      1,575       2,983
          Deferred income taxes                                                297          (8)
          Other                                                                128         403
          Change in assets and liabilities:
              Accounts receivable                                            8,182       6,459
              Inventories                                                    2,148       3,776
              Prepaid expenses                                                 102         217
              Income tax receivable and other assets                          (991)        241
              Accounts payable                                              (2,977)       (378)
              Accrued expenses and other current liabilities                   (35)     (2,343)
                                                                          --------    --------
                   Total adjustments                                         8,841      12,590
                                                                          --------    --------
                   Net cash provided by operating activities                 1,168      11,601
                                                                          --------    --------

Cash flows from investing activities:
    Additions to property and equipment, net                                  (271)       (919)
    Proceeds from sale of property and equipment                             2,019         146
    Proceeds from Canadian note receivable                                     338          --
    Proceeds from sale of King's Onion House common stock                    2,500          --
                                                                          --------    --------
                   Net cash provided by (used in) investing activities       4,586        (773)
                                                                          --------    --------

Cash flows from financing activities:
    Proceeds from Canadian revolving line of credit                             --      18,113
    Repayments of Canadian revolving line of credit                         (3,756)    (30,241)
    Payments of short-term indebtedness                                     (3,645)     (2,031)
    Payments of long-term indebtedness                                         (28)       (432)
    Proceeds from preferred stock and warrants                                  --       5,000
                                                                          --------    --------
                   Net cash used in financing activities                    (7,429)     (9,591)
                                                                          --------    --------

Effect of exchange rate changes on cash                                        (19)       (121)
                                                                          --------    --------
     Net increase (decrease) in cash and cash equivalents                   (1,694)      1,116
Cash and cash equivalents at beginning of period                             4,880       3,197
                                                                          --------    --------
Cash and cash equivalents at end of period                                $  3,186    $  4,313
                                                                          ========    ========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                $    474    $  2,415
    Cash paid for income taxes                                            $    177    $  1,600
Noncash financing and investing activities:
     Common stock issued to retire debt                                   $  3,718    $     --

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

The Company's fiscal year is a 52-week period ending on the last Friday in December. The quarters ended June 29, 2001 and June 30, 2000 each consisted of 13 weeks. The consolidated financial statements include the accounts of Fresh America Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated balance sheet as of June 29, 2001, the consolidated statements of operations and the consolidated statements of cash flows for the quarter ended June 29, 2001 and June 30, 2000 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results of the interim periods.

Certain information, definitions and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2000. The results for the periods ended June 29, 2001 and June 30, 2000 may not be indicative of operating results for the full year.

Prior year balances include certain reclassifications to conform to the current year presentation.

EARNINGS PER SHARE

Basic loss per share ("EPS") is calculated by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 4 - " Earnings (Loss) Per Share" for the calculation of EPS.

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

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructure whereby The North Texas Opportunity Fund LP, ("NTOF") purchased 8% Series D redeemable cumulative preferred stock and warrants exercisable for 84,100,980 shares of our common stock, which is approximately 50% of the Company's fully-diluted common stock, for cash proceeds of $5 million. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance, Signature 1A (Cayman) Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, $5 million of 10% redeemable cumulative preferred stock and all accrued interest and dividends for $2.7 million of 8% Series D redeemable cumulative preferred stock and warrants exercisable for 84,100,980 shares of our common stock, which is approximately 27% of the Company's fully-diluted common stock.

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

Subordinated Debt. Prior to the restructure in September 2001, the Company had $20 million of subordinated debt owing to the Subordinated Lender. Additionally in April 2000, the Company issued to the Subordinated Lender $5 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock. The Company was not in compliance with certain covenants under the terms of its agreements with the Subordinated Lender at June 29, 2001. The preferred stock, the subordinated debt owing to the Subordinated Lender and the accrued but unpaid interest and dividends thereon were exchanged for a new issue of the Company's preferred stock and warrants as part of the restructure discussed above.

Acquisitions. In July 2000, the Company entered into an agreement amending the stock purchase agreement related to the Company's November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and

                      FRESH AMERICA CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the terms of the purchase agreement for Jos. Notarianni & Co. ("Notarianni"), a portion of the purchase price is contingent upon Notarianni's earnings subsequent to its acquisitions. The contingent payment for Notarianni will be equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. Any contingent payment is payable in cash or common stock at the Company's sole discretion. As of June 2001, no amounts were owed in relation to the Notarianni acquisition.

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

Equipment Financing. The Company is party to a master lease agreement, with SunTrust Bank, that has been used to provide equipment financing for several of the Company's operating units. The Company was not in compliance with certain financial covenants under the terms of the lease at December 29, 2000 and received waivers for noncompliance through January 2, 2002. The Company is currently renegotiating the financial covenants of this agreement and anticipates this agreement will be revised prior to the expiration of the waiver in January 2002. The lease agreement provides that future lease payments can be accelerated in the event of default. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

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

                      FRESH AMERICA CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

However, there can be no assurance the Company will be able to replace its Senior Lender as anticipated or extend the term note beyond January 2002, if that becomes necessary.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

The following table reconciles the Company's net income (loss) to its comprehensive income (loss) (in thousands):

                                                     QUARTER ENDED       SIX MONTHS ENDED
                                                  ------------------    ------------------
                                                  June 29,   June 30,   June 29,   June 30
                                                    2001       2000       2001       2000
                                                  -------    -------    -------    -------
    Net income (loss)                             $(2,946)   $   811    $(7,673)   $  (989)
    Other comprehensive income (loss) - foreign
        currency translation adjustments               62       (132)       (19)      (121)
                                                  -------    -------    -------    -------
    Comprehensive income (loss)                   $(2,884)   $   679    $(7,692)   $(1,110)
                                                  =======    =======    =======    =======

NOTE 4. EARNINGS (LOSS) PER SHARE

The following table reconciles the calculations of the Company's basic and diluted EPS (in thousands, except per share amounts):

                                                              QUARTER ENDED      SIX MONTHS ENDED
                                                           ------------------  --------------------
                                                           June 29,   June 30,  June 29,   June 30,
                                                             2001      2000      2001       2000
                                                           -------    -------   -------    -------
                             BASIC EPS
    Net income (loss)                                      $(2,946)   $   811   $(7,673)   $  (989)

    Less: Preferred stock dividends                            224        156       446        156
          Accretion of preferred stock                          34         22        68         22
                                                           -------    -------   -------    -------
    Net income (loss) available to common shareholders     $(3,204)   $   633   $(8,187)   $(1,167)
                                                           =======    =======   =======    =======
    Weighted average common shares outstanding               7,818      5,243     6,530      5,243
                                                           =======    =======   =======    =======
    Net income (loss) per share                            $  (.41)   $   .12   $ (1.25)   $  (.22)
                                                           =======    =======   =======    =======
                            DILUTED EPS
    Net income (loss)                                      $(2,946)   $   811   $(7,673)   $  (989)

    Less: Preferred stock dividends                            224        156       446        156
          Accretion of preferred stock                          34         22        68         22
          Amortization of additional goodwill
            from issuance of contingent shares                  --         76        --         --
                                                           -------    -------   -------    -------
    Net income (loss) available to common shareholders -
    diluted basis                                          $(3,204)   $   557   $(8,187)   $(1,167)
                                                           =======    =======   =======    =======
    Weighted average common shares outstanding               7,818      5,243     6,530      5,243
    Effect of dilutive securities:
             Common stock options and warrants                  --         17        --         --
             Contingent shares related to acquisitions          --      2,077        --         --
                                                           -------    -------   -------    -------
    Weighted average common shares outstanding -
       diluted basis                                         7,818      7,337     6,530      5,243
                                                           =======    =======   =======    =======

    Net income (loss) per share - diluted basis            $  (.41)   $   .08   $ (1.25)   $  (.22)
                                                           =======    =======   =======    =======

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options and warrants to purchase approximately 1,356,000 and 449,000 shares of common stock were outstanding for the six-month periods ended June 29, 2001 and June 30, 2000, respectively. These common stock equivalents were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE 5.  INCOME TAXES

The income tax benefit for the six-month period ended June 29, 2001 relates principally to the losses of Ontario Tree Fruits (OTF), the Company's Canadian subsidiary which can be carried back to recover Canadian taxes paid in prior years. The Canadian tax benefit of $900,000 has been provided at an effective rate of 44.5%, reflecting combined provincial and federal Canadian income taxes.

Additionally, a US state tax provision of approximately $157,000 was recorded.

Income tax expense in the six-month period ended June 30, 2000 consisted solely of Canadian income taxes.

Based on the Company's assessment of its ability to carry back net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance has been provided at June 29, 2001 and June 30, 2000 to eliminate the Company's U.S. net deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the components of the consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                          QUARTER ENDED     SIX MONTHS ENDED
                                                          -------------     ----------------
                                                        JUNE 29,  JUNE 30,  JUNE 29,  JUNE 30,
                                                         2001      2000      2001      2000
                                                        -------   -------   -------   -------
Net sales                                                100.0%    100.0%    100.0%    100.0%
Cost of sales                                             87.7      88.7      89.0      89.0
                                                         -----     -----     -----     -----
            Gross profit                                  12.3      11.3      11.0      11.0
Selling, general and administrative expenses              14.1       8.5      14.0       9.1
Bad debt expense                                           0.0       0.6       0.2       0.4
Depreciation and amortization                              1.1       0.9       1.0       1.0
                                                         -----     -----     -----     -----
   Total operating costs and expenses                     15.2      10.0      15.2      10.5
                                                         -----     -----     -----     -----
Operating income (loss)                                   (2.9)      1.3      (4.2)      0.5
Other expense                                             (1.1)     (0.8)     (1.2)     (0.8)
                                                         -----     -----     -----     -----
Income (loss) before income taxes                         (4.0)      0.5      (5.4)     (0.3)
Income tax expense (benefit)                               0.2        --      (0.5)      0.1
                                                         -----     -----     -----     -----
   Net income (loss)                                      (4.2)      0.5      (4.9)      0.4
Preferred dividends and accretion                          0.4       0.1       0.3        --
                                                         -----     -----     -----     -----
   Net income (loss) applicable to common shareholders    (4.6)%     0.4%     (5.2)%     0.4%
                                                         =====     =====     =====     =====

COMPARISON OF QUARTER ENDED JUNE 29, 2001 TO QUARTER ENDED JUNE 30, 2000

Net sales. Net sales decreased $93.4 million, or 57.0%, to $70.2 million in the second quarter of 2001 from $163.6 million in the second quarter of 2000. Approximately $59.3 million of this decrease in revenues is attributable to the loss of the Sam's contract in October 2000. As a percentage of net sales, Sam's represented 36.3% in the second quarter of 2000. In addition, divestitures of certain operations resulted in decreased sales for the second quarter of 2001 as compared to the same period of 2000. These divestitures included OTF which was sold in March 2001 resulting in a decrease of $14.8 million and King's Onion House which was sold in April 2001 resulting in a decrease of $10.0 million. The Thompson's Produce Company business was returned to the original owner pursuant to an arbitration in May 2001 that rescinded the original purchase agreement, resulting in a decrease in sales of $2.4 million compared to the prior year period. The Company also experienced a decrease in sales of approximately $7.7 million at its Los Angeles facility. Approximately $4.3 million of this decrease related to fruit and yams sales, and an additional $2.4 million decrease occurred due to a poor strawberry crop caused by unfavorable weather conditions.

Cost of Sales. Cost of sales decreased $83.5 million, or 57.6% to $61.6 million in the second quarter of 2001 from $145.1 million in the second quarter of 2000. As a percentage of net sales, cost of sales decreased to 87.7% from 88.7%, which in turn increased the Company's gross profit percentage to 12.3% from 11.3%. The Company's gross profit increase was primarily attributable to stronger commodity prices in 2001, the loss of Sam's business and proportionately less direct food-service delivery business, both of which are typically sold at lower margins in comparison to other business.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") expenses decreased by $4.0 million, or 28.8% to $9.9 million in the second quarter of 2001 from $13.9 million in the second quarter of 2000. Approximately $1.1 million of the decrease relates to the four distribution centers where the Company significantly reduced overhead and operating expenses when the Sam's agreement ended. In addition, divestitures discussed above resulted in decreases of $991,000 at OTF, $810,000 at King's Onion House, and $323,000 at Thompson's Produce. The remaining decrease was attributable to Company-wide cost reduction initiatives that began to take effect during the second quarter of 2001.

Bad debt expense. Bad debt expense decreased by approximately $1.0 million to $52,000 in the second quarter of 2001 from $1.0 million in the second quarter of 2000. The decrease is primarily attributable to additional reserves recorded in 2000 for uncollectable receivables associated with closed operations.

Operating income. As a result of the foregoing factors, operating income decreased $4.2 million to a loss of $2.0 million in the second quarter of 2001 from income of $2.2 million in the second quarter of 2000.

Income tax expense. Income tax expense for the second quarter of 2001 and 2000 relates to U.S. state income taxes and Canadian income taxes. No U.S. federal income tax benefit was provided in either period because the Company cannot carryback U.S. losses to recover any prior year federal income taxes.

Net income (loss). As a result of the foregoing factors, the Company reported a net loss of $2.9 million in the second quarter of 2001 compared to net income of $0.8 million in the second quarter of 2000, a decrease of $3.7 million.

COMPARISON OF SIX MONTHS ENDED JUNE 29, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

Net sales. Net sales decreased $149.1 million, or 48.6%, to $157.1 million in the first six months of 2001 from $306.2 million in the first six months of 2000. Approximately $106.9 million of this decrease in revenues is attributable to the termination of the Sam's agreement in October 2000. As a percentage of net sales, Sam's represented 34.9% in the first six months of 2000. In addition, divestitures of certain operations resulted in decreased sales during 2001 as compared to the same period of 2000. These divestitures included OTF which was sold in March 2001 resulting in a decrease of $26.0 million and King's Onion House which was sold in April 2001 resulting in a decrease of $12.2 million. The Thompson's Produce Company business was returned to the original owners pursuant to an arbitration in May 2001 that rescinded the original purchase agreement, resulting in a decrease in sales of $2.4 million compared to prior year period.

Cost of Sales. Cost of sales decreased $132.7 million, or 48.7% to $139.8 million in the first six months of 2001 from $272.5 million in the first six months of 2000. As a percentage of net sales, cost of sales remained constant at 89.0% resulting in a gross profit margin of 11.0% in both periods.

Selling, general and administrative expenses. SG&A expenses decreased by $6.0 million, or 22.1% to $21.9 million in the first six months of 2001 from $27.9 million in the first six months of 2000. Approximately $2.0 million of the decrease relates to the four distribution centers where the Company significantly reduced overhead and operating expenses when the Sam's agreement ended in October 2000. In addition, approximately $2.5 million of the decrease relates to the divestitures of OTF, King's Onion House, and Thompson's Produce as discussed above. The remaining $1.6 million decrease resulted from reduction of headcount and improved efficiencies associated with the corporate office move, the closure of market operations in Los Angeles, and Company-wide cost reduction initiatives that began to take effect during the second quarter of 2001.

Bad debt expense. Bad debt expense decreased by $.8 million to $.4 million in the first six months of 2001 from $1.2 million in the first six months of 2000. The decrease is primarily attributable to additional reserves recorded in 2000 for uncollectable receivables associated with closed operations.

Operating income (loss). As a result of the foregoing factors, operating income
(loss) decreased $8.2 million to operating loss of $6.5 million in the first six months of 2001 from operating income of $1.7 million in the first six months of 2000.

Income tax expense (benefit). The income tax benefit for the first six months of 2001 consists of a Canadian income tax benefit of $900,000 related to the loss incurred by the Company's Canadian subsidiaries which can be carried back to recover prior year income taxes paid, and U.S. state income tax expense of approximately $157,000. Income tax expense in the first six months of 2000 consisted solely of Canadian income taxes. No U.S. federal income tax benefit was provided in either period because the Company cannot carryback U.S. losses to recover any prior year federal income taxes.

Net income (loss). As a result of the foregoing factors, the Company incurred a net loss of $7.7 million in the first six months of 2001 as compared to a loss of $1.0 million in the first six months of 2000, a decrease of $6.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.2 million for the first six months of 2001 compared to $11.6 million for the first six months of 2000. This decrease of $10.4 million is primarily attributable to the increase in the net loss of $6.9 million and less cash provided from the net decrease in accounts receivable, accounts payable and inventories and accrued expenses during the current period. Cash provided by investing activities was $4.6 million in the first six months of 2001 as compared to cash used in investing activities of $.8 million in the first six months of 2000. The increase of $5.4 million primarily relates to $2.5 million received from the King's Onion House sale in April 2001, proceeds of $2.2 million from the sales of Cutten Road and OTF, and a reduction in capital expenditures in 2001 as compared to the same period of 2000. Cash used in financing activities, while related principally to debt retirement, was $7.4 million in the first six months of 2001 compared to cash used of $9.6 million in the first six months of 2000. Prior year activity also included proceeds of $5.0 million received from the sale of preferred stock.

At June 29, 2001 the Company had negative working capital of $1.9 million compared to positive working capital of $2.6 million at December 29, 2000. The decrease in working capital is primarily due to the substantial decreases in accounts receivable and inventory, partially offset by reductions in short-term debt and accounts payable all resulting from the reduced scope of business operations after the termination of the Sam's agreement in October 2000.

FINANCIAL RESTRUCTURING

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructure whereby The North Texas Opportunity Fund LP, ("NTOF") purchased 8% Series D redeemable cumulative preferred stock and warrants exercisable for 84,100,980 shares of our common stock, which is approximately 50% of the Company's fully-diluted common stock, for cash proceeds of $5 million. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, $5 million of 10% redeemable cumulative preferred stock and all accrued interest and dividends for $2.7 million of 8% Series D redeemable cumulative preferred stock and warrants exercisable for 45,114,529 shares of our common stock, which is approximately 27% of the Company's fully-diluted common stock .

Bank Debt. In conjunction with this restructure, Bank of America, N.A. (the "Senior Lender") agreed to a payment schedule which will reduce the Company's indebtedness to the Senior Lender from $5.3 million, which was owed at the time of closing of the NTOF transaction, to $4.5 million by year-end 2001. The indebtedness, previously a revolving credit facility, was converted to a term note with a maturity of the remaining balance in January 2002. The Company is working to refinance the term debt prior to its maturity. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its term note beyond January 2002, if that becomes necessary.

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

Subordinated Debt. Prior to the restructure in September 2001, the Company had $20 million of subordinated debt owing to the Subordinated Lender. Additionally in April 2000, the Company issued to the Subordinated Lender $5 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock. The Company was not in compliance with certain covenants under the terms of its agreements with the Subordinated Lender at June 29, 2001. The preferred stock, the subordinated debt owing to the Subordinated Lender and the accrued but unpaid interest and dividends thereon were converted to new issues of the Company's preferred stock as part of the restructure discussed above.

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

Under the terms of the purchase agreement for Jos. Notarianni & Co. ("Notarianni"), a portion of the purchase price is contingent upon Notarianni's earnings subsequent to its acquisitions. The contingent payment for Notarianni will be equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. Any contingent payment is payable in cash or common stock at the Company's sole discretion. As of June 2001, no amounts were owed in relation to the Notarianni acquisition.

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

In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. and currently a director of the Company. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration was remained a financial obligation of the Company and was restructured as part of the financial restructuring discussed above. It is payable in cash subject to the approval of the Company's Senior Lender. This payment has been extended and is now due and payable in January 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Also, the FASB has voted to issue SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Company is currently assessing the impact of these standards on its financial statements.

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

INFLATION

Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on the Company's sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating prices which result from factors discussed above in "Quarterly Results and Seasonality".

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk. The Company's Canadian operations are subject to foreign currency risk. However, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded in our consolidated shareholders' equity as accumulated comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denominated in the currency, which is required to make payments. As of March 2001, the Company no longer conducts business in Canada.

Interest Rate Risk. Our senior credit facilities accrue interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate plus 3%. We manage our borrowings under our credit facilities each day in order to minimize interest expense. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of June 29, 2001 would be immaterial.

Commodity Pricing Risk. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

OUTLOOK AND UNCERTAINTIES

Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations or financing, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its business strategy, the expiration of the agreement with its primary customer, significant competition, general economic and market conditions, the availability and cost of borrowed funds and limitations arising from the Company's indebtedness, the ability to refinance its existing bank debt and raise additional capital, government regulation, and seasonality. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, a copy of which may be obtained from the Company upon request.

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

FRESH AMERICA CORP.
(Registrant)

 /s/  Cheryl A. Taylor                            Date:   September 12, 2001
---------------------------------------------           -----------------------
Cheryl A. Taylor
Executive Vice President and Chief Financial Officer