Form 10-Q
period 2001-09-28
FRESH AMERICA CORP
filed 2001-11-13
CIK 921614

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 2001.

     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________.


                       Commission File Number 000-24124

                              FRESH AMERICA CORP.
            (Exact name of registrant as specified in its charter)

            Texas                                    76-0281274
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


                6600 LBJ Freeway, Suite 180, Dallas, TX  75240
             (Address of principal executive offices and Zip Code)

      Registrant's telephone number, including area code:  (469) 791-5700
                                ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [ ]

At November 9, 2001, the Registrant had 8,410,098 shares of its Common Stock outstanding.

Total number of pages in this report, including the cover page is 22. Exhibit index on page 21.

Part I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                                               FRESH AMERICA CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share and per share amounts)

                                                                                    September 28,           December 29,
                                                                                        2001                    2000
                                                                                    -------------           ------------
                                                                                     (unaudited)

                                ASSETS
Current Assets:
  Cash and cash equivalents                                                              $  4,523               $  4,880
  Accounts receivable, net                                                                 15,723                 36,306
  Inventories                                                                               2,569                  6,849
  Prepaid expenses                                                                            790                  1,138
  Deferred tax asset                                                                            -                    297
  Income tax receivable                                                                     2,217                  1,084
                                                                                    -------------           ------------
      Total current assets                                                                 25,822                 50,554

Property and equipment, net                                                                 6,674                  9,944
Goodwill, net of accumulated amortization of $4,894 and $3,655, respectively               24,549                 24,843
Other assets                                                                                  362                  1,920
                                                                                    -------------           ------------
Total assets                                                                             $ 57,407               $ 87,261
                                                                                    =============           ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of long-term debt                                    $  6,955               $ 13,788
  Accounts payable                                                                         14,308                 27,785
  Accrued salaries and wages                                                                1,160                  2,489
  Other accrued expenses                                                                    2,495                  3,902
                                                                                    -------------           ------------
      Total current liabilities                                                            24,918                 47,964

Long-term debt, less current portion                                                            4                 24,950
Other liabilities                                                                             659                    499
                                                                                    -------------           ------------
      Total liabilities                                                                    25,581                 73,413
                                                                                    -------------           ------------
8% Series D cumulative redeemable preferred stock, $1.00 par value
  (77,000 shares authorized and issued); liquidation value of $7,700,000
  plus accrued and unpaid dividends                                                         1,761                      -
                                                                                    -------------           ------------
12% Series C cumulative redeemable preferred stock, $1.00 par value
  (50,000 shares authorized and issued); liquidation value of $5,000
   plus accrued and unpaid dividends                                                            -                  4,446
                                                                                    -------------           ------------
Shareholders' Equity:
  Common stock, $.01 par value (authorized 10,000,000 shares;
    issued 8,410,098 shares and 5,243,404 shares, respectively)                                84                     52
  Additional paid-in capital                                                               41,180                 33,564
  Foreign currency translation adjustment                                                       -                   (469)
  Accumulated deficit                                                                     (11,199)               (23,745)
                                                                                    -------------           ------------
     Total shareholders' equity                                                            30,065                  9,402
Commitments and contingencies
                                                                                    -------------           ------------
Total liabilities and shareholders' equity                                               $ 57,407               $ 87,261
                                                                                    =============           ============


The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                     Quarter Ended                         Nine Months Ended
                                                         -----------------------------------       ---------------------------------
                                                         September 28,         September 29,       September 28,       September 29,
                                                             2001                  2000                 2001                2000
                                                         -------------         -------------       -------------       -------------
Net sales                                                  $ 52,544              $138,458            $209,663            $444,695
Cost of sales                                                46,401               124,384             186,175             396,965
                                                         -------------         -------------       -------------       -------------
       Gross profit                                           6,143                14,074              23,488              47,730
                                                         -------------         -------------       -------------       -------------

Selling, general and administrative expenses                  6,995                12,691              28,893              40,545
Disposition costs and impairment of long-lived assets           152                     -                 152                   -
Settlement of lawsuits                                          205                     -                 205                   -
Bad debt expense                                               (496)                  537                 (84)              1,777
Depreciation and amortization                                   814                 1,499               2,389               4,482
                                                         -------------         -------------       -------------       -------------
    Total operating costs and expenses                        7,670                14,727              31,555              46,804
                                                         -------------         -------------       -------------       -------------
       Operating income (loss)                               (1,527)                 (653)             (8,067)                926
                                                         -------------         -------------       -------------       -------------

Other income (expense):
    Interest expense                                           (661)               (1,296)             (2,642)             (4,085)
    Interest income                                               6                   230                  52                 410
    Other, net                                               (1,349)                  (39)             (1,290)                125
                                                         -------------         -------------       -------------       -------------
                                                             (2,004)               (1,105)             (3,880)             (3,550)
                                                         -------------         -------------       -------------       -------------

       Loss before income taxes                              (3,531)               (1,758)            (11,947)             (2,624)
Income tax expense (benefit)                                     26                   743                (717)                947
                                                         -------------         -------------       -------------       -------------
       Loss before extraordinary item                        (3,557)               (2,501)            (11,230)             (3,571)
Extraordinary gain on extinguishments of debt                23,776                 1,905              23,776               1,905
                                                         -------------         -------------       -------------       -------------
       Net income (loss)                                     20,219                  (596)             12,546              (1,666)
Preferred dividends and accretion                               411                   260                 925                 438
                                                         -------------         -------------       -------------       -------------
       Net income (loss) applicable to common
        shareholders                                       $ 19,808              $   (856)           $ 11,621            $ (2,104)
                                                         =============         =============       =============       =============

Earnings Per Share:

    Basic                                                  $    2.36             $    (.16)          $    1.62                (.40)
                                                         =============         =============       =============       =============

    Diluted                                                $     .38             $    (.16)          $     .49           $    (.40)
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

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Nine Months Ended
                                                                                    ---------------------------------------
                                                                                      September 28,         September 29,
                                                                                           2001                  2000
                                                                                    -----------------     -----------------
Cash flows from operating activities:
    Net income (loss)                                                                      $ 12,546                $ (1,666)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities
        Bad debt expense                                                                        (84)                  1,777
        Extraordinary gain on extinguishments of debts                                      (23,776)                 (1,905)
        Depreciation and amortization                                                         2,389                   4,482
        Deferred income taxes                                                                   297                      (8)
        Disposition costs and write-offs on closed operations                                   152                       -
        Other                                                                                   727                     437
        Change in assets and liabilities:
          Accounts receivable                                                                13,734                  17,654
          Inventories                                                                         2,582                   2,687
          Prepaid expenses                                                                      304                     476
          Other assets                                                                         (969)                  1,127
          Accounts payable                                                                   (8,406)                 (7,197)
          Accrued expenses and other current liabilities                                        (97)                 (1,067)
                                                                                    ---------------          --------------
            Total adjustments                                                               (13,147)                 18,463
                                                                                    ---------------          --------------
               Net cash provided by (used in) operating activities                             (601)                 16,797

Cash flows from investing activities:
   Additions to property and equipment                                                         (689)                 (1,106)
   Proceeds from sale of King's Onion House common stock                                      2,500                       -
   Proceeds from Canadian note receivable                                                       338                       -
   Proceeds from sale of property and equipment                                               2,072                     732
                                                                                    ---------------         ---------------
               Net cash provided by (used in) investing activities                            4,221                    (374)
                                                                                    ---------------         ---------------

Cash flows from financing activities:
   Proceeds from Canadian revolving line of credit                                                -                  28,267
   Repayments of Canadian revolving line of credit                                           (3,756)                (43,763)
   Repayments of short-term indebtedness                                                     (4,347)                 (2,351)
   Repayments of long-term indebtedness                                                         (38)                   (410)
   Proceeds from issuance of preferred stock and warrants                                     5,000                   5,000
   Securities issuance costs                                                                 (1,305)                      -
                                                                                    ---------------         ---------------
               Net cash used in financing activities                                         (4,446)                (13,257)
                                                                                    ---------------         ---------------
Effect of exchange rate changes on cash                                                         469                    (134)
                                                                                    ---------------         ---------------
     Net increase (decrease) in cash and cash equivalents                                      (357)                  3,032
Cash and cash equivalents at beginning of period                                              4,880                   3,197
                                                                                    ---------------         ---------------
Cash and cash equivalents at end of period                                                 $  4,523                $  6,229
                                                                                    ===============         ===============
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                                 $    615                $  2,876
    Cash paid for income taxes                                                             $    177                $  1,626

Noncash financing and investing activities:
    Common stock issued to retire debt                                                     $  3,718                $      -


  The notes to consolidated financial statements are an integral part of these statements.

                      FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
------------------------------------------------------------------------------

BASIS OF PRESENTATION AND CONSOLIDATION
Fresh America Corp. ("Fresh America", the "Company", "we", "us" or "our") provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses. The Company was founded in 1989 and distributes throughout the United States and Canada through 8 distribution facilities and 1 processing facility.

The Company's fiscal year is a 52-week period ending on the last Friday in December. The quarters ended September 28, 2001 and September 29, 2000 each consisted of 13 weeks. The consolidated financial statements include the accounts of Fresh America Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM FINANCIAL INFORMATION
The consolidated balance sheet as of September 28, 2001, the consolidated statements of operations and the consolidated statements of cash flows for the periods ended September 28, 2001 and September 29, 2000 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results of the interim periods.

Certain information, definitions and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2000. The results for the periods ended September 28, 2001 and September 29, 2000 may not be indicative of operating results for the full year.

Prior year balances include certain reclassifications to conform to the current year presentation.

EARNINGS PER SHARE
Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings
(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 4 - " Earnings (Loss) Per Share" for the calculation of EPS.

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

Note 2. Debt and Liquidity
--------------------------

Restructuring. Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructuring its debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") and its affiliates purchased 50,000 shares of the Company's 8% Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of the Company's common stock for cash proceeds of $5 million. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Signature 1A (Cayman) Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's 8% Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of the Company's common stock. The restructuring resulted in an extraordinary gain of $23.8 million in the third quarter of 2001. The proceeds from the Series D cumulative redeemable preferred stock and warrants issued have been recorded in the amounts of $1.5 million and $4.9 million, respectively, based on their respective fair values less issuance costs incurred of $1.3 million.

Bank Debt. In conjunction with this restructuring, Bank of America, N.A. (the "Senior Lender") agreed to a payment schedule which will reduce the Company's indebtedness to the Senior Lender from $5.3 million, which was owed at the time of closing of the NTOF transaction, to $3.8 million by year-end 2001. The outstanding balance at September 28, 2001 was $4.8 million. The indebtedness, previously a revolving credit facility, was converted to a term note with a maturity of the remaining balance in January 2002. The Company is working to refinance the term debt prior to its maturity. The Company has signed a letter of intent that is subject to customary representations and warranties and is currently working through due diligence with a potential lender. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its term note beyond January 2002, if that becomes necessary.

Subordinated Debt. Prior to the restructuring in September 2001, the Company had $20 million of subordinated debt owing to the Subordinated Lender. Additionally in April 2000, the Company issued to the Subordinated Lender $5 million (50,000 shares) of the Company's Series C cumulative redeemable preferred stock. The Company was not in compliance with certain covenants under the terms of its loan agreements with the Subordinated Lender at June 29, 2001. The Series C preferred stock, the subordinated debt owing to the Subordinated Lender and the accrued but unpaid interest and dividends thereon, and 576,134 warrants were then exchanged for a new issue of the Company's Series D preferred stock and warrants as part of the restructuring discussed above.

                     FRESH AMERICA CORP. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition Indebtedness. In July 2000, the Company entered into an agreement amending the stock purchase agreement related to the Company's November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured, whereby the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling $900,000. The balance outstanding at September 28, 2001 was $837,500. The installment and lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a seven-year period. The issuance of these securities was exempt from registration under the Securities Act under Regulation D. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company of $1.9 million in the third quarter of 2000.

In connection with the Company's acquisition of Jos. Notarianni & Co. ("Notarianni") in August 1998, a portion of the purchase price is contingent upon Notarianni's earnings subsequent to its acquisition. The contingent payment for Notarianni will be equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. Any contingent payment is payable in cash or common stock at the Company's sole discretion. The Company is in the process of finalizing the calculation related to this transaction and determining the method of payment. The contingent consideration is estimated to be approximately $1.0 million and, accordingly, the Company has recorded additional goodwill and a current liability of this amount at September 28, 2001.

The Company's acquisition of Hereford Haven Inc. d/b/a Martin Bros. ("Martin Bros.") in January 1998 also included a contingent payment component in the purchase price. The Martin Bros. contingent payment is equal to 4 times the average annual pretax earnings for the three-year period from January 3, 1998 to January 3, 2001. The total contingent payment was $5.0 million at December 29, 2000. The payment was due March 31, 2001 and was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option. In satisfaction of 75% of this contingent payment, in April 2001 the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration remained a financial obligation of the Company and was restructured as part of the financial restructuring discussed above. It is payable in cash subject to the approval of the Company's Senior Lender. This payment has been extended and is now due and payable in January 2002.

Equipment Financing. The Company is party to a master lease agreement with SunTrust Bank that has been used to provide equipment financing for several of the Company's operating units. With respect to certain financial covenants under the lease the Company has received waivers for noncompliance through January 2, 2002. The Company is currently renegotiating the financial covenants of this agreement and anticipates this agreement will be revised prior to the expiration of the waiver in January 2002. The lease agreement provides that future lease payments can be accelerated in the event of default. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

                     FRESH AMERICA CORP. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management believes that the combination of the effects of the financial restructuring completed in September 2001, the anticipated refinancing of the indebtedness to the Senior Lender on a long-term basis, cash generated from ongoing operating activities, and the realization of recent reductions in selling, general and administrative expenses will enable the Company to meet its obligations as they come due in the foreseeable future. However, there can be no assurance the Company will be able to replace its Senior Lender as anticipated or extend the term note beyond January 2002, if that becomes necessary.

Note 3. Comprehensive Income (Loss)
-----------------------------------
The following table reconciles the Company's net income (loss) to its comprehensive income (loss) (in thousands):

                                                              Quarter Ended                  Nine Months Ended
                                                       -----------------------------   ------------------------------
                                                          September      September        September      September
                                                          28, 2001       29, 2000         28, 2001        29, 2000
                                                       --------------- -------------   --------------  --------------
Net income (loss)                                      $     20,219    $      (596)     $     12,546   $    (1,666)
Other comprehensive loss- foreign currency
translation adjustments                                         488            (13)              469          (134)
                                                       --------------- -------------   --------------  --------------
Comprehensive income (loss)                            $     20,707    $      (609)    $      13,015   $    (1,800)
                                                       =============== =============   ==============  ==============


Note 4. Earnings (Loss) Per Share
---------------------------------
The following table reconciles the calculations of the Company's basic and diluted EPS (in thousands, except per share amounts):


                                                              Quarter Ended                  Nine Months Ended
                                                       -----------------------------   ------------------------------
                                                          September      September        September      September
                                                          28, 2001       29, 2000         28, 2001        29, 2000
                                                       --------------- -------------   --------------  --------------
                   Basic EPS
                   ---------
Net income (loss)                                      $     20,219    $      (596)      $  12,546    $    (1,666)
Less:  Preferred stock dividends                                216            227             662            382
       Accretion of preferred stock                             195             33             263             56
                                                       --------------- -------------   -------------- ---------------
Net income (loss) applicable to common shareholders    $     19,808    $      (856)      $  11,621    $    (2,104)
                                                       =============== =============   ============== ===============
Weighted average common shares outstanding                    8,410          5,243           7,157          5,243
                                                       =============== =============   ============== ===============
Net income (loss) per share                             $      2.36    $      (.16)      $    1.62    $      (.40)
                                                       =============== =============   ============== ===============

                 Diluted EPS
                 -----------

Net income (loss)                                      $     20,219    $      (596)      $  12,546    $    (1,666)
Less:  Preferred stock dividends                                216            227             662            382
       Accretion of preferred stock                             195             33             263             56
                                                       --------------- -------------   -------------- ---------------
Net income (loss) applicable to common
 shareholders - diluted basis                          $     19,808    $      (856)      $  11,621    $    (2,104)
                                                       =============== =============   ============== ===============
Weighted average common shares outstanding                    8,410          5,243           7,157          5,243
Effect of dilutive securities:
     Common stock options and warrants                       35,558              -          11,859              -
     Contingent shares related to acquisitions                8,325              -           4,738              -
                                                       --------------- -------------   -------------- ---------------
Weighted average common shares outstanding
 - diluted basis                                             52,293          5,243          23,754          5,243
                                                       =============== =============   ============== ===============
Net income (loss) per share - diluted basis            $        .38    $      (.16)      $     .49    $      (.40)
                                                       =============== =============   ============== ===============

                     FRESH AMERICA CORP. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options and warrants to purchase 711,290 shares of common stock were outstanding for the quarter ended September 28, 2001 and 711,290 shares of common stock for the nine-month period ended September 28, 2001 were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Options and warrants to purchase 1,496,000 shares of common stock for the quarter ended September 29, 2000 and 1,358,000 shares of common stock for the nine-month period ended September 29, 2000 were not included in the computation of diluted EPS because their inclusion would have been anti-dilutive.

Note 5. Income Taxes
--------------------

The income tax benefit for the nine-month period ended September 28, 2001 principally relates to the losses of Ontario Tree Fruits (OTF), the Company's Canadian subsidiary which can be carried back to recover Canadian taxes paid in prior years. The Canadian tax benefit of $921,000 has been provided at an effective rate of 44.5%, reflecting combined provincial and federal Canadian income taxes. There is no Federal income tax expense on the extraordinary gain arising from the September 2001 restructuring because the Company has sufficient current fiscal year and prior year net operating losses to offset the gain.

Additionally, a US state tax provision of approximately $205,000 was recorded for the first nine months of 2001.

Income tax expense in the nine-month period ended September 28, 2000 consisted of state income taxes partially offset by a Canadian income tax benefit attributable to a fiscal 2000 third quarter loss of the Company's Canadian subsidiaries.

Based on the Company's assessment of its ability to carry back net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance has been provided at September 28, 2001 and September 29, 2000 to eliminate the Company's U.S. net deferred tax assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents the components of the consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                              Quarter Ended                  Nine Months Ended
                                                       -----------------------------   ------------------------------
                                                          September      September        September      September
                                                          28, 2001       29, 2000         28, 2001        29, 2000
                                                       --------------- -------------   --------------  --------------
Net sales                                                     100.0%        100.0%         100.0%        100.0%
Cost of sales                                                  88.3          89.8           88.8          89.3
                                                         -------------- ------------  -------------- ---------------
   Gross profit                                                11.7          10.2           11.2          10.7
Selling, general and administrative expenses                   13.3           9.2           13.8           9.1
Disposition costs and impairment of long-lived assets           0.3           -              -             -
Settlement of lawsuits                                          0.4           -              0.1           -
Bad debt expense                                               (0.9)          0.4            -             0.4
Depreciation and amortization                                   1.5           1.1            1.1           1.0
                                                         -------------- ------------  -------------- ---------------
   Total operating costs and expenses                          14.6          10.7           15.0          10.5
                                                         -------------- ------------  -------------- ---------------
Operating income (loss)                                        (2.9)         (0.5)          (3.8)          0.2
Other expense                                                  (3.8)         (0.8)          (1.9)         (0.8)
                                                         -------------- ------------  -------------- ---------------
   Loss before income taxes                                    (6.7)         (1.3)          (5.7)         (0.6)
Income tax expense (benefit)                                      -           0.5           (0.3)          0.2
                                                         -------------- ------------  -------------- ---------------
   Loss before extraordinary items                             (6.7)         (1.8)          (5.4)         (0.8)
                                                         -------------- ------------  -------------- ---------------
Extraordinary gain on extinguishments of debts                 45.2           1.4           11.3           0.4
                                                         -------------- ------------  -------------- ---------------
   Net income (loss)                                           38.5          (0.4)           5.9          (0.4)
Preferred dividends and accretion                               0.8           0.2            0.4           0.1
                                                         -------------- ------------  -------------- ---------------
   Net income (loss) applicable to common shareholders         37.7%         (0.6%)          5.5%         (0.5%)
                                                         ============== ============  ============== ===============

Comparison of Quarter Ended September 28, 2001 to Quarter Ended September 29,
2000

Net sales. Net sales decreased $85.9 million, or 62.0%, to $52.5 million in the third quarter of 2001 from $138.5 million in the third quarter of 2000. Approximately $53.0 million of this decrease in revenues is attributable to the loss of the Sam's contract in October 2000. In addition, divestitures of certain operations resulted in decreased sales for the third quarter of 2001 as compared to the same period of 2000. These divestitures included Ontario Tree Fruits ("OTF"), which was sold in March 2001, resulting in a decrease of $7.6 million and King's Onion House ("King's"), which was sold in April 2001, resulting in a decrease of $11.1 million. In addition, in May 2001 a decision was reached, via arbitration, to rescind the original purchase agreement of one of the Company's locations, Thompson's Produce. This resulted in a decrease in sales of $4.0 million compared to the corresponding period in 2000. The aggregate effect of these discontinued operations accounted for $22.7 million of the total net decrease in sales. The Company also experienced a decrease in sales of approximately $9.0 million at its Los Angeles facility during the third quarter of 2001. This decrease primarily related to a decline in the vegetable and chili categories of approximately $5.3 million which was magnified by the loss of four key sales persons in these categories during the third quarter of 2001 and a decrease of approximately $3.1 million in fruit and yam sales resulting from decreased business and the loss of three key sales persons in the first quarter of 2001. The Company is in the process of replacing these sales persons and re-establishing customer relationships for each product line that was interrupted at this location.
Cost of Sales. Cost of sales decreased $78.0 million, or 62.7% to $46.4 million in the third quarter of 2001 from $124.4 million in the third quarter of 2000. As a percentage of net sales, cost of sales decreased to 88.3% from 89.8%, which in turn increased the Company's gross profit percentage to 11.7% from 10.2%. The Company's gross profit percentage increase was primarily attributable to one location's significant improvement in margins related to an initiative to eliminate or minimize lower margin customers and business. To a lesser extent, the improved margin was a result of the loss of Sam's business, which was typically sold at lower margins in comparison to other business.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased by $5.7 million, or 44.9% to $7.0 million in the third quarter of 2001 from $12.7 million in the third quarter of 2000. Approximately $1.3 million of the decrease relates to the four distribution centers where the Company significantly reduced overhead and operating expenses when the Sam's agreement ended. In addition, divestitures discussed above resulted in decreases of $830,000 at OTF, $1.2 million at King's, and $952,000 at Thompson's Produce. The remaining net decrease of $1.4 million was attributable to Company-wide cost reduction initiatives that began to take effect during the second quarter of 2001 and continued in the third quarter.

Disposition costs and impairment of long-lived assets. The Company recorded impairment charges of approximately $152,000 to reduce the carrying value of property and equipment related to a non-performing operation to estimated fair value.

Settlement of lawsuits. A charge of approximately $205,000 was recorded due to a working capital adjustment related to the legal arbitration of the Company's previously owned facility, Thompson's Produce.

Bad debt expense. Bad debt expense decreased by approximately $1.0 million to a credit of $496,000 in the third quarter of 2001 from expense of $537,000 in the third quarter of 2000. The decrease is primarily attributable to a reduction of the allowance for doubtful accounts of $538,000 in the third quarter of 2001 combined with an additional reserve taken in the third quarter of 2000 of $358,000 for an uncollectable note receivable. The additional reserves recorded in 2000 were primarily related to uncollectable receivables at closed locations and these reserves were not necessary in 2001 due to a significant improvement in the collection of accounts receivable in 2001 as compared to the prior year.

Operating income. As a result of the foregoing factors, operating income decreased $800,000 to a loss of $1.5 million in the third quarter of 2001 as compared to $700,000 in the third quarter of 2000.

Income tax expense. Income tax expense for the third quarter of 2001 and 2000 relates principally to state income taxes, partially offset in fiscal 2000 by a Canadian income tax benefit attributable to a loss of the Company's Canadian subsidiaries. There is no federal income tax expense on the extraordinary gain arising from the September 2001 restructuring because the Company has sufficient current fiscal year and prior year net operating losses to offset the gain. No U.S. federal income tax benefit was provided in fiscal 2000 because the Company could not carryback U.S. losses to recover any prior year federal income taxes.

Extraordinary gain on extinguishments of debt. The Company completed financial restructurings in the third quarters of both 2001 and 2000 which resulted in extraordinary gains. See Note 2 to the unaudited consolidated financial statements for discussion of the restructurings.

Preferred dividends and accretion. The increase in preferred stock dividends and accretion in the third quarter of 2001 compared to the prior year period is principally due to the fair value of the Series D cumulative redeemable preferred stock issued pursuant to the financial restructuring on September 5, 2001 being substantially less than the face amount, and issuance costs which further reduced the initially recorded value. As a result, the accretion of the carrying value exceeds the accretion recorded on the previously outstanding Series C cumulative redeemable preferred stock.

Net income (loss) applicable to common shareholders. As a result of the foregoing factors, the Company reported net income of $19.8 million in the third quarter of 2001 compared to a net loss of $0.9 million in the third quarter of 2000, an increase of $20.7 million.

Comparison of Nine Months Ended September 28, 2001 to Nine Months Ended September 29, 2000

Net sales. Net sales decreased $235.0 million, or 52.8%, to $209.7 million in the first nine months of 2001 from $444.7 million in the first nine months of 2000. Approximately $160.8 million of this decrease in revenues is attributable to the termination of the Sam's agreement in October 2000. In addition, divestitures of certain operations resulted in decreased sales during the first nine months of 2001 as compared to the same period of 2000. These divestitures included OTF, which was sold in March 2001, resulting in a decrease of $34.1 million; King's, which was sold in April 2001, resulting in a decrease of $20.2 million; and other small divestitures resulting in a decrease of $3.1 million, in the aggregate. In addition, in May 2001, a decision was reached, via arbitration, to rescind the original purchase agreement of one of the Company's locations, Thompson's Produce. This resulted in a decrease in sales of $7.0 million compared to the corresponding period of 2001. The Company also experienced a decrease in sales of approximately $18.0 million at its Los Angeles facility. This decrease related to a decline in the vegetable and chili categories of approximately $7.5 million which was magnified by the loss of four key sales persons in these categories during the third quarter of 2001; a decrease of approximately $8.3 million in fruit and yam sales resulting from decreased business and the loss of three key sales persons in the first quarter of 2001; and a $2.7 million decrease related to a poor strawberry crop caused by unfavorable weather conditions. The Company is in process of replacing the sales persons and re-establishing customer relationships for each product line that was interrupted at this location. The Company's decreases in sales mentioned above aggregating $243.2 million were partially offset by increased sales throughout the Company, primarily related to incremental business from national and regional sales programs.

Cost of Sales. Cost of sales decreased $210.8 million, or 53.1% to $186.2 million in the first nine months of 2001 from $397.0 million in the first nine months of 2000. As a percentage of net sales, cost of sales decreased to 88.8% in 2001 from 89.3% in the comparable period of 2000 resulting in a gross profit margin of 11.2% in 2001 as compared to 10.7% in 2000. The Company's gross profit increase was primarily attributable to one location's significant improvement in margins related to an initiative to eliminate or minimize lower margin customers and business. To a lesser extent, the improved margin was a result of the loss of Sam's business, which was typically sold at lower margins in comparison to other business.

Selling, general and administrative expenses. SG&A expenses decreased by $11.7 million, or 28.7% to $28.9 million in the first nine months of 2001 from $40.5 million in the first nine months of 2000. Approximately $3.3 million of the decrease relates to the four distribution centers where the Company significantly reduced overhead and operating expenses when the Sam's agreement ended in October 2000. In addition, approximately $5.4 million of the decrease relates to the divestitures of OTF, King's, and Thompson's Produce as discussed above. The remaining $2.9 million decrease resulted from reduction of headcount and Company-wide cost reduction initiatives that began to take effect during the second quarter of 2001 and continued in the third quarter.

Disposition costs and impairment of long-lived assets. During the third quarter of 2001, the Company recorded impairment charges of approximately $152,000 to reduce the carrying value of property and equipment related to non-performing operations to estimated fair value.

Settlement of lawsuits. A charge of approximately $205,000 was recorded in the third quarter of 2001 due to a working capital adjustment settlement related to the legal arbitration of the Company's previously owned facility, Thompson's Produce.

Bad debt expense. Bad debt expense decreased by $1.9 million to a credit of $84,000 in the first nine months of 2001 from expense of $1.8 million in the first nine months of 2000. The decrease is primarily attributable to additional reserves recorded in 2000 for uncollectable receivables associated with closed operations and the reduction in recorded reserves in 2001 due to significant improvements in the collection of accounts receivable in 2001 as compared to the previous year.

Operating income (loss). As a result of the foregoing factors, operating income
(loss) decreased $8.2 million to operating loss of $8.1 million in the first nine months of 2001 from operating income of $900,000 in the first nine months of 2000.

Income tax expense (benefit). The income tax benefit for the first nine months of 2001 consists of a Canadian income tax benefit of $921,000 related to the loss incurred by the Company's Canadian subsidiaries which can be carried back to recover prior year income taxes paid, and U.S. state income tax expense of approximately $205,000. There is no federal income tax expense on the extraordinary gain arising from the September 2001 restructuring because the Company has sufficient current fiscal year and prior year net operating losses to offset the gain. Income tax expense in the first nine months of 2000 consisted principally of state income taxes partially offset by a Canadian income tax benefit attributable to a loss of the Company's Canadian subsidiaries. No U.S. federal income tax benefit was provided in fiscal 2000 because the Company could not carryback U.S. losses to recover any prior year federal income taxes.

Gain on extinguishments of debts. The Company completed financial restructurings in the third quarters of both 2001 and 2000 which resulted in extraordinary gains. See Note 2 to the unaudited consolidated financial statements for discussion of the restructurings.

Preferred dividends and accretion. The increase in the preferred stock dividends and accretion in the first nine months of 2001 compared to the prior year period is principally due to (i) the fair market value of the Series D cumulative redeemable preferred stock issued pursuant to the financial restructuring on September 5, 2001 being substantially less than the face amount, and issuance costs which further reduced the initially recorded value of this series of preferred stock and (ii) the Series C cumulative redeemable preferred stock being issued for less than the full reporting period in fiscal 2000.

Net income (loss) applicable to common shareholders. As a result of the foregoing factors, the Company incurred net income of $11.6 million in the first nine months of 2001 as compared to a loss of $2.1 million in the first nine months of 2000, an increase of $13.7 million.

Liquidity and Capital Resources

Cash used in operating activities was $601,000 for the first nine months of 2001 compared to cash provided by operating activities of $16.8 million for the first nine months of 2000. This decrease of $17.4 million is primarily attributable to the termination of the Sam's contract and the resulting loss of operating income subsequent to October 2000. In addition, there was less cash provided from accounts receivable, accounts payable, inventories and accrued expenses during the current period compared to the prior year period. The decreases in these balances are due to the termination of the Sam's contract in October 2000 and divestiture of non-performing operations. Cash provided by investing activities was $4.2 million in the first nine months of 2001 as compared to cash used in investing activities of $374,000 in the first nine months of 2000. The increase of $4.6 million primarily relates to proceeds of $2.5 million from the King's sale in April 2001, proceeds of $2.2 million from the sales of Cutten Road and OTF, and a reduction in capital expenditures in 2001 as compared to the same period of 2000. Cash used in financing activities was $4.4 million in the first nine months of 2001 compared to $13.2 million in the first nine months of 2000. This decrease is primarily due to the reduction of net repayments on the Canadian revolving line of credit which was fully retired in March, 2001.

At September 28, 2001 the Company had working capital of $902,000 compared to $2.6 million at December 29, 2000. The decrease in working capital is primarily due to the substantial decreases in accounts receivable and inventory, partially offset by reductions in short-term debt and accounts payable all resulting from the reduced scope of business operations after the termination of the Sam's contract in October 2000 and divestiture of non-performing operations.

Financial Restructuring

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") and its affiliates purchased
50,000 shares of the Company's 8% Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of the Company's common stock for cash proceeds of $5 million. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Signature 1A (Cayman) Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's 8% Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of the Company's common stock. The restructuring resulted in an extraordinary gain of $23.8 million in the third quarter of 2001. The proceeds from the Series D cumulative redeemable preferred stock and warrants issued have been recorded in the amounts of $1.5 million and $4.9 million, respectively, based on their respective fair values less issuance costs incurred of $1.3 million.

Bank Debt. In conjunction with this restructuring, Bank of America, N.A. (the "Senior Lender") agreed to a payment schedule which will reduce the Company's indebtedness to the Senior Lender from $5.3 million, which was owed at the time of closing of the NTOF transaction, to $3.8 million by year-end 2001. The outstanding balance at September 28, 2001 was $4.8 million. The indebtedness, previously a revolving credit facility, was converted to a term note with a maturity of the remaining balance in January 2002. The Company is working to refinance the term debt prior to its maturity. The Company has signed a letter of intent that is subject to customary representations and warranties and is currently working through due diligence with a potential lender. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its term note beyond January 2002, if that becomes necessary.

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

Subordinated Debt. Prior to the restructuring in September 2001, the Company had $20 million of subordinated debt owing to the Subordinated Lender. Additionally in April 2000, the Company issued to the Subordinated Lender $5 million (50,000 shares) of the Company's Series C cumulative redeemable preferred stock. The Company was not in compliance with certain covenants under the terms of its loan agreements with the Subordinated Lender at June 29, 2001. The Series C preferred stock, the subordinated debt owing to the Subordinated Lender and the accrued but unpaid interest and dividends thereon, and 576,134 warrants were then exchanged for a new issue of the Company's Series D preferred stock and warrants as part of the restructuring discussed above.

Acquisition Indebtedness. In July 2000, the Company entered into an agreement amending the stock purchase agreement related to the Company's November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured, whereby the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling $900,000. The balance outstanding at September 28, 2001 was $837,500. The installment and lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a seven-year period. The issuance of these securities was exempt from registration under the Securities Act under Regulation D. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company of $1.9 million in the third quarter of 2000.

In connection with the Company's acquisition of Jos. Notarianni & Co. ("Notarianni") in August 1998, a portion of the purchase price is contingent upon Notarianni's earnings subsequent to its acquisition. The contingent payment for Notarianni will be equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. Any contingent payment is payable in cash or common stock at the Company's sole discretion. The Company is in the process of finalizing the calculation related to this transaction and determining the method of payment. At September 28, 2001, the contingent consideration is estimated to be approximately $1.0 million and, accordingly, the Company has recorded additional goodwill and a current liability of this amount at September 28, 2001.

The Company's acquisition of Hereford Haven Inc. d/b/a Martin Bros. ("Martin Bros.") in January 1998 also included a contingent payment component in the purchase price. The Martin Bros. contingent payment is equal to 4 times the average annual pretax earnings for the three-year period from January 3, 1998 to January 3, 2001. The total contingent payment was $5.0 million at December 29, 2000. The payment was due March 31, 2001 and was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option. In satisfaction of 75% of this contingent payment, in April 2001 the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. and currently a director of the Company. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration remained a financial obligation of the Company and was restructured as part of the financial restructuring discussed above. It is payable in cash subject to the approval of the Company's Senior Lender. This payment has been extended and is now due and payable in January 2002.

Equipment Financing. The Company is party to a master lease agreement with SunTrust Bank that has been used to provide equipment financing for several of the Company's operating units. With respect to certain financial covenants under the lease the Company has received waivers for noncompliance through January 2, 2002. The Company is currently renegotiating the financial covenants of this agreement and anticipates this agreement will be revised prior to the expiration of the waiver in January 2002. The lease agreement provides that future lease payments can be accelerated in the event of default. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

Management believes that the combination of the effects of the financial restructuring completed in September 2001, the anticipated refinancing of the indebtedness to the Senior Lender on a long-term basis, cash generated from ongoing operating activities, and the realization of recent reductions in selling, general and administrative expenses will enable the Company to meet its obligations as they come due in the foreseeable future. However, there can be no assurance the Company will be able to replace its Senior Lender as anticipated or extend the term note beyond January 2002, if that becomes necessary.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Also, the FASB has recently issued Statement No. 143, Accounting for Asset Retirement Obligations, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 143 establishes requirements for the accounting for removal-type costs associated with asset retirements and Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged, and Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently assessing the impact of these standards on its consolidated financial statements.

Quarterly Results and Seasonality

The Company's business is somewhat seasonal, with its greatest quarterly sales volume historically occurring in the fourth quarter. With the change in the current mix of business resulting from the Company's divestitures of certain specialty food service operations, the termination of the Sam's agreement in October 2000 and the increasing effect of global sourcing, seasonal fluctuations may diminish in future years. A substantial portion of the Company's produce sales consists of staple items such as apples, oranges, grapefruit, potatoes and onions, which are strongest during the fall, winter and spring. The supply and quality of these items decline during the summer, although lower sales of these items are partially replaced by more seasonal products such as peaches, plums, nectarines, strawberries and melons. Sales of refrigerated, prepackaged products, such as vegetable trays, are strongest during the fourth quarter holiday season. In any given quarter, an adverse development such as the unavailability of high quality produce or harsh weather conditions could have a disproportionate impact on the Company's results of operations for the full year.

Inflation

Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on the Company's sales or results of operations. However, independent of normal inflationary pressures, the Company's produce products are subject to fluctuating prices which result from factors discussed above in "Quarterly Results and Seasonality".

Forward-Looking Statements

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

Statements regarding the Company's future financial condition and results, as well as any other forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, adverse weather conditions, a decrease in sales in the fresh produce industry due to the threat of bio-terrorism, continued loss of key sales personnel, general economic and market conditions, the availability and cost of borrowed funds and limitations arising from the Company's indebtedness, the ability to refinance its existing bank debt and raise additional capital, government regulation, and seasonality. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, a copy of which may be obtained from the Company upon request.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk. Our senior debt accrues interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate plus 3%. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of September 28, 2001 would be immaterial.

Commodity Pricing Risk. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been party to ordinary routine litigation incidental to various aspects of its operations. Management is not currently aware of any litigation that is expected to have a material adverse impact on the Company's consolidated financial condition or the results of operations.

Item 2.  Changes in Securities and Use of Proceeds

a.   Not applicable.

b. As stated in Part I, Item 2 under "Financial Restructuring" above, the Company issued Series D cumulative redeemable preferred stock ("Series D Preferred Stock") and warrants in connection with the restructuring. The following summarizes the rights associated with the Series D Preferred Stock and warrants.

Board of Director Representation

Pursuant to the restructuring, the board of directors now consists of five members. The holders of Series D Preferred Stock are entitled to elect four members of the board of directors. NTOF has the right to designate three members of the board of directors, and the Subordinated Lender has the right to designate one member of the board of directors. The Subordinated Lender has advised the Company and NTOF that they do not currently intend to exercise their right to designate a director. As a result, NTOF holds the right to designate the fourth member of the board of directors.

Special Voting Rights

Pursuant to the terms of the restructuring, the Company must obtain the consent of the holders of Series D Preferred Stock prior to taking certain actions in the operation of the Company's business. Prior to taking the following actions, the Company must obtain the consent of 100% of the holders of Series D Preferred
Stock:

  o amending the Company's organizational documents in a manner that is adverse to the holders of the Series D Preferred Stock;
  o declaring any dividends with respect to any of the Company's capital stock (except as required pursuant to the terms of the Series D Preferred Stock);
  o entering into any transaction (other than an arms-length transaction) with any of the Company's affiliates;
  o increasing the compensation of any of the Company's executive officers by more than 5% during any fiscal year;
  o adopting any new employee benefit plan; or
  o granting any equity-based compensation to any key employee of the Company or any subsidiary.

The prior written consent of at least 66 2/3% of the holders of the Series D Preferred Stock is required for the following actions:

  o selling or issuing any additional shares of the Company's capital stock or any of the capital stock of any of the Company's subsidiaries (except in connection with the exercise of existing warrants or pursuant to its employee stock option plan); or
  o reclassifying any shares of the Company's capital stock into any other capital stock.

The prior written consent of at least a majority of the holders of Series D Preferred Stock is required before:

  o selling or leasing any of the Company's assets other than in the ordinary course of business;
  o effecting any merger, consolidation or other corporate reorganization involving the Company;
  o entering into any new line of business or acquiring any substantial business operation or assets (through a stock or asset purchase or otherwise);
  o entering into any contract or agreement pursuant to which the Company must pay more than $250,000 per year;
  o terminating any of the Company's key employees;
  o acquiring any debt or equity interest in any other person or entity;
  o incurring any indebtedness in excess of $8 million;
  o acquiring more than $500,000 of property or assets from any person or entity during any 12 month period; or
  o making any capital expenditure greater than $250,000 individually or $1,000,000 in the aggregate.

Put Option Granted to Holders of Series D Preferred Stock

Pursuant to the restructuring, each holder of Series D Preferred Stock has the right to sell its Series D Preferred Stock to the Company at a price per share equal to $100 plus any and all accrued and unpaid dividends and interest with respect to such share at any time after August 14, 2004 or earlier upon the occurrence of certain triggering events (the "Put Option"). Among the events triggering the acceleration of these put rights are the following:

  o any material breach by the Company of the provisions of the agreements related to the restructuring (other than the Company's failure to pay dividends with respect to the Series D Preferred Stock);
  o any merger, consolidation or share exchange involving the Company in which the Company is not the surviving or resulting entity or as a result of which the Company's beneficial owners prior to such a transaction will, immediately after the transaction, own less than a majority of the Company's capital stock;
  o a sale of substantially all of the Company's assets or operations;
  o any substantial change in the type of business the Company conducts;
  o any change in control of the Company; and
  o the consummation of any underwritten public offering or any private equity financing, in either case as a result of which the Company receives at least $20,000,000 in cash proceeds.

If, during the time period which a holder of Series D Preferred Stock has the right to put its shares of Series D Preferred Stock to the Company as described above, the Company receives any bona fide third-party proposal relating to the sale of all or substantially all of the Company's assets, a merger, consolidation or share exchange involving the Company that would result in a change in the beneficial ownership of the Company's capital stock or a change in control of the Company, and if the Company accepts the proposal within the time periods mandated by the Shareholders Agreement, then the Company must use good faith and commercially reasonable efforts to consummate the transactions described in the proposal. If, however, the Company does not accept the proposal within the time periods mandated by the Shareholders Agreement among the Company and the holders of Series D Preferred Stock, then each holder of Series D Preferred Stock will also have the right to cause the Company to purchase all of the capital stock of the Company that the holder owns for an amount of cash equal to the consideration that would have been paid to the holder had the Company accepted the proposal.

Description of Common Stock Warrants

In general, the warrants issuable to NTOF and its affiliates (the "NTOF Warrants") and the warrants issuable to the Subordinated Lender (the "Hancock Warrants") are exercisable at any time prior to August 14, 2011. The exercise price of these warrants is $.0001 per share, and the warrants are subject to anti-dilution provisions that adjust the number of shares of Common Stock into which such warrants are exercisable if the Company effects any recapitalization, stock dividend, stock split, reorganization, merger or similar transaction or if the Company undertakes certain issuances of Common Stock for less than market value. Assuming that the shareholders approve the amendments to the Company's Articles of Incorporation discussed below, the number of shares of Common Stock for which the NTOF Warrants are exercisable represents approximately 50% of the fully diluted Common Stock, while the number of shares of Common Stock for which the Hancock Warrants are exercisable represents approximately 27% of the fully diluted Common Stock.

Necessity of Shareholder Approval to Effect Exercise of the Warrants

Although the NTOF Warrants and the Hancock Warrants are by their terms immediately exercisable, the Company presently does not have a sufficient number of authorized shares of Common Stock to issue upon exercise of the warrants. Therefore, before the NTOF Warrants and Hancock Warrants may be exercised, the Company must amend its Articles of Incorporation to increase the number of authorized shares of Common Stock from 10 million to 250 million and to decrease the stated par value of the Common Stock from $.01 to $.0001 per share (the "Charter Amendment").

The board of directors has approved the Charter Amendment, but before the Charter Amendment can be effective, the holders of 66 2/3% of the issued and outstanding Common Stock of the Company must vote in favor of it. As of September 24, 2001, NTOF has received written agreements from the holders of approximately 47% of the issued and outstanding Common Stock to vote in favor of the Charter Amendment. The Company intends to hold the annual shareholders meeting later this year to seek shareholder approval of the Charter Amendment.

Effect of the Failure to Receive Shareholder Approval

If the Company does not receive the requisite shareholder approval of the Charter Amendment, then the agreements related to the restructuring provide that many of the rights and preferences associated with the Series D Preferred Stock will change. The primary changes in the rights and preferences of the Series D Preferred Stock that will occur if shareholder approval of the Charter Amendment is not obtained are as follows:

Special Voting Rights. The holders of Series D Preferred Stock will be entitled to vote as a separate class on all matters on which the holders of the Common Stock are entitled to vote, with each share of Series D

Preferred Stock being entitled to one vote per share. In addition, the holders of the Series D Preferred Stock will be entitled to vote together with the holders of Common Stock on all matters on which the holders of Common Stock are entitled to vote, but with each share of Series D Preferred Stock being entitled to 250 votes per share. As a result, on any matters voted on by holders of the Common Stock, NTOF and the Subordinated Lender will have 12,500,000 votes and 6,750,000 votes, respectively, which, in the aggregate, would represent approximately 68% of the voting power of the Company's outstanding capital stock on a fully diluted basis.

Put Option. Upon the Company's failure to obtain shareholder approval of the Charter Amendment, the put price to be paid to the holders of the Series D Preferred Stock pursuant to the Put Option would be tripled.

Dividends. The annual cumulative dividend rate on each share of Series D Preferred Stock will increase to $18 per share.

Liquidation Preference. In the event of a dissolution of the Company or upon the occurrence of certain other liquidation events and upon the payment in full of all liquidation payments owed to the holders of the Series D Preferred Stock as described above, the holders of Series D Preferred Stock will be entitled to receive an amount equal to 90% of the fair market value of the Company's remaining assets and other funds, and the holders of the Common Stock will be entitled to receive an amount equal to 10% of the fair market value of the Company's remaining assets and other funds.

c. On September 5, 2001, the Company completed a financial restructuring. In connection with the restructuring, NTOF and its affiliates purchased for cash 50,000 shares of Series D Preferred Stock and warrants exercisable for 84,100,980 shares of Common Stock. The purchase price for the Series D Preferred Stock and warrants purchased by NTOF was $5 million. In addition, as part of the restructuring, the Subordinated Lender exchanged $20 million in aggregate principal amount of subordinated notes, warrants to purchase 576,134 shares of Common Stock, 50,000 shares of Series C Cumulative Redeemable Preferred Stock and all accrued interest and dividends related to each of the foregoing for 27,000 shares of Series D Preferred Stock and warrants exercisable into 45,414,529 shares of Common Stock. In general, the warrants issued to NTOF and the Subordinated Lender are exercisable at any time prior to August 14, 2011. The exercise price of these warrants is $.0001 per share, and the warrants are subject to anti-dilution provisions that adjust the number of shares of our Common Stock into which such warrants are exercisable if the Company effects any recapitalization, stock dividend, stock split, reorganization, merger or similar transaction or if the Company undertakes certain issuances of Common Stock for less than market value. Although the warrants issued to NTOF and the Subordinated Lender are by their terms immediately exercisable, the Company presently does not have a sufficient number of authorized shares of Common Stock to issue upon exercise of the warrants. Therefore, before the warrants may be exercised by NTOF and the Subordinated Lender, the Company must amend its Articles of Incorporation to increase the number of authorized shares of Common Stock from 10 million to 250 million and to decrease the stated par value of Common Stock from $.01 to $.0001 per share. The sale of Series D Preferred Stock and warrants exercisable into Common Stock to both NTOF and the Subordinated Lender was made as a private offering of the Company's securities and, thus, was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on 8-K.

(a) Exhibits

Exhibit
Number                               Description
-------                              -----------

    3.1 Restated Articles of Incorporation of Fresh America Corp. (Incorporated by reference to exhibit 3.1 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

  **3.2    Restated Bylaws of Fresh America Corp.

   *4.1 Specimen of Common Stock Certificate (Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

    4.2 Statement of Designation for Series D Cumulative Redeemable Preferred Stock (Incorporated by reference to exhibit 4.1 to the Company's
           Form 8-K filed with the Securities and Exchange Commission on September 20, 2001).

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

   10.3 Fresh America Corp 1996 Stock Option and Award Plan as Amended and Restated Effective May 22, 1998 (Incorporated by reference to exhibit
           4.3 to the Company's Form S-8 filed with the Securities and Exchange Commission on August 4, 1998 [Commission File Number 333-60601]).

   10.4 Asset Purchase Agreement dated as of February 2, 1998, by and among Francisco Acquisition Corp., Fresh America Corp., Francisco Distributing Company, LLC, and the owners named therein (Incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 17, 1998).

   10.5 Amendment to Stock Purchase documents dated July 28, 2000 with respect to the Stock Purchase Agreement dated as of October 30, 1998 between Fresh America Corp. and Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust (Incorporated by reference to
           Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 29, 2000).

   10.6 Amended and Restated Promissory Notes dated July 28, 2000 with respect to promissory Notes dated as of November 1, 1998 between Fresh America Corp. and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 29, 2000).

   10.7 Common Stock Purchase Warrant Agreements dated July 28, 2000 between Fresh America Corp. and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 29, 2000).


   10.8 Securities Exchange and Purchase Agreement, dated August 14, 2001, by and among Fresh America Corp., North Texas Opportunity Fund LP and each of John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd., Signature 3 Limited and Investors Partner Life Insurance Company (Incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 20, 2001).

   10.9 Shareholders Agreement, dated August 14, 2001, by and among Fresh America Corp., North Texas Opportunity Fund LP and each of John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd., Signature 3 Limited and Investors Partner Life Insurance Company (Incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 20, 2001).

   10.10 Post-Closing Agreement dated as of September 5, 2001, by and among Fresh America Corp., North Texas Opportunity Fund LP, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd., Signature 3 Limited and Investors Partner Life Insurance Company (Incorporated by reference to exhibit
           10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 20, 2001).

 **10.11   Employment Agreement for Colon O. Washburn.

 **10.12   Employment Agreement for Steven C. Finberg.

 **10.13   Employment Agreement for Gary D. Wiener.

 **10.14   Employment Agreement for Cheryl A. Taylor.

   11.1 Statement regarding computation of per share earnings (Incorporated by reference to Note 4 to the Financial Statements included herein).

*Pursuant to Item 601(b)(4)(iii), the Company has not filed as exhibits instruments defining the rights of holders of long-term debt where the total amount of the securities authorized thereunder do not exceed 10% of the Company's and its subsidiaries' total assets on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.

**Filed herewith.


(b) Reports on Form 8-K

On September 20, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission, in which it reported the completion of its financial restructuring under "Item 1. Changes in Control of Registrant." In addition, under "Item 7. Exhibits," the Company filed certain material agreements related to the financial restructuring.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
(Registrant)

 /S/  Cheryl A. Taylor                             Date:    November 13, 2001
-----------------------
Cheryl A. Taylor
Executive Vice President and Chief Financial Officer