Form 10-K405/A
period 2000-12-29
FRESH AMERICA CORP
filed 2002-03-28
CIK 921614

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

                        COMMISSION FILE NUMBER 000-24124

                               FRESH AMERICA CORP.
                               1049 AVENUE H EAST
                               ARLINGTON, TX 76011
                                 (817) 385-3000

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

                                    Yes  X   No
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The number of common shares outstanding of the registrant was 8,410,098 as of March 22, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS.

General

Fresh America Corp. ("Fresh America", or the "Company", "we", "us", or "our"), a Texas corporation founded in 1989, provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated food products for a wide variety of customers in the retail, food service and food distribution businesses. Additional services such as inventory planning and customer support are also provided as areas of unique specialization. Because of the perishable nature of fresh fruits and vegetables, distribution requires specialists such as Fresh America that can maintain the "cold chain" of distribution to ensure safety, quality and yield for the wide variety of products available in today's marketplace. The Company serves over 4,000 customers in 42 states through 8 distribution facilities located in Dallas and Houston, Texas; Atlanta, Georgia; Scranton and Wilkes-Barre, Pennsylvania; Richmond, Indiana; Chicago, Illinois and Los Angeles, California. Prior to December 2001, the Company maintained its headquarters in Dallas, Texas. In December 2001, the Company moved all central office operations to its facility in Arlington, Texas.

The Company provides fresh produce and related products and services in four primary areas of specialization: programs, retail/wholesale, logistics and value-added processing and repacking. In 1999 and 2000, the Company made a decision to reduce its presence in specialty food service by divesting seven operations that lacked sufficient market presence and were underperforming (please see "Acquisitions/Divestitures" below). Within each of the aforementioned areas of specialization, the Company provides a broad array of services, which may include centralized purchasing, processing, repacking, warehousing, distribution, inventory planning, system integration and customer support. An expanded description of these areas of specialization follows:

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

Retail/Wholesale. The Company sells produce and provides distribution services to national and regional retail or wholesale accounts, which include supermarkets, independent grocers and other purchasers of fresh produce and other food products. Fresh America provides a variety of services, which include procurement, repackaging, warehousing and distribution of fresh produce for these customers. The Company also imports specialty produce from various global sources to ensure consistent availability. However, the volume of importing is expected to decrease significantly due to the sale of Ontario Tree Fruits in March 2001 and proposed sale of Bacchus Fresh International in August 2001 (please see "Acquisitions/Divestitures" below). Produce is generally distributed to central warehouses or, on a limited basis, directly to the retail location.

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

Contracts and Business Arrangements. Fresh America's business relationships with its customers are established on the basis of daily orders as well as program and service arrangements. Daily orders are typically priced to customers on the basis of cost to the Company plus a pre-determined margin. Daily orders range in duration from one day to one month. Anything in excess of one month in duration is considered to be a program and service arrangement. The program and service arrangements are priced to customers as either pre-determined margin contracts, like those used for daily orders, or fee for service contracts where the price remains constant and the Company's margin fluctuates with the changes in the market prices at which the product is purchased. Due to the perishable nature of the Company's products and fluctuating commodity prices, the Company's program and service arrangements are usually negotiated on a seasonal basis, with an average duration of three to six months. At the end of each term, the program and service arrangements are typically renegotiated based on market conditions existing at that time. Each contract is set up individually and, depending on the contract, the Company has a varying level of ability to increase or decrease prices consistent with fluctuations in the market. When the Company enters into fee for service contracts, which do not provide for the ability to change prices to correspond with market fluctuations, the Company typically attempts to negotiate corresponding fixed price agreements with growers/shippers. When agreements with growers/shippers and customers are properly matched, the Company is better able to protect itself against increasing commodity prices and maintain its profitability.

Warehouse and Distribution. The Company conducted its operations during fiscal 2000 out of 9 distribution facilities located in Arizona, California, Georgia, Illinois, Indiana, Pennsylvania and Texas. The Company sold its Arizona operation in April 2001 and closed its Florida operation in May 2001. In addition, the Company maintains its Company headquarters in Arlington, Texas.

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

In addition, the Company has a central buying department and logistics group located in Arlington, Texas to handle certain requirements of its program business, purchase certain staple items common to all business units, enhance its buying power and manage transportation for certain customers.

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

Customer Concentration. Sam's accounted for 30.0% of sales in 2000 and 30.5% in 1999. Due to the loss of the distribution agreement with Sam's, the Company anticipates sales to Sam's will comprise less than 10% of its sales in 2001.

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

Acquisitions/Divestitures
-------------------------

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

The table below identifies the acquisitions, their primary area(s) of distribution and specialization and, where appropriate, the date divested:

                                                                                        Primary
Date Acquired                           Company                          Location      Services/a/  Date Divested
-------------                           -------                          --------      -----------  -------------
September 1995       Lone Star Produce, Inc.                       Austin, TX                1      November 1999
November 1996        Produce Plus, Inc./b/                         Houston, TX               1
January 1997         Chef's Produce Team                           Los Angeles, CA           1      October 1999
March 1997           One More Tomato, Inc./b/                      Houston, TX               3
May 1997             Pittman Produce of Orlando, Inc.              Orlando, FL               1      September 1999
August 1997          C. Kalil Fruit & Vegetable, Inc./b/           Houston, TX              2,3
September 1997       Bano Quality Produce, Inc.                    Baton Rouge, LA          1,3     November 1999
December 1997        Premier Produce, Inc.                         San Antonio, TX           1      October 1999
December 1997        Tomahawk Produce, Inc.                        Atlanta, GA             1,2,3    September 1999
January 1998         Hereford Haven, Inc. d/b/a Martin Bros.       Dallas, TX               2,3
February 1998        Francisco Distributing Co.                    Los Angeles, CA           2
March 1998           Ontario Tree Fruits Ltd. and Affiliates       Toronto, Ontario          2      March 2001/d/
August 1998          Jos. Notarianni & Co.                         Scranton, PA             2,3
October 1998         King's Onion House                            Phoenix, AZ              2,3     April 2001/e/
October 1998         Thompson's Produce Company                    Pensacola, FL            1,3     May 2001/f/
November 1998        Sam Perricone Citrus Company                  Los Angeles, CA           2      February 2000/c/

/a/ Primary Services: 1. Specialty Food Service; 2. Retail/Wholesale; 3. Value-Added.
/b/ Subsequent to their acquisition dates, these companies were integrated into one location in Houston, Texas in order to reduce costs and increase efficiencies.
/c/ Perricone closed its market operation in Los Angeles, California and continues to operate its brokerage business in Walnut Creek and Visalia, California.
/d/ The operating assets of Ontario Tree Fruits, Ltd. and its affiliates were sold in March 2001.
/e/ All outstanding common stock for King's Onion House was sold in April 2001. /f/ Original asset purchase rescinded by legal arbitration in May 2001.

Tomahawk Produce, Inc., which operated in the Atlanta, Georgia produce market, relocated its remaining tomato repacking operation to the Company's distribution facility, also located in Atlanta, that was primarily dedicated to providing produce under the Sam's distribution agreement. The tomato operation, coupled with expanding program distribution, lessened dependence on the Sam's business and positioned the Atlanta facility for continuing operations after this facility's remaining Sam's Clubs were withdrawn from service in December 1999.

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

Strategy
--------

As discussed above in "Acquisitions/Divestitures," in October 1999, the Company decided to divest most of its specialty food service operations due to insufficient local market presence and poor performance. Today the Company is focused on areas of proven performance and success, primarily wholesale/retail sales and distribution. As a result, Fresh America is better positioned to take advantage and further enhance its existing capabilities in such areas as retail consolidation, distribution consolidation, food safety, technology, branded produce and managing product from source to customer.

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

Financial Restructuring
-----------------------

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") purchased 50,000 shares of the Company's

Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock for cash proceeds of $5 million. Arthur Hollingsworth, an affiliate of NTOF and the Company's Chairman of the Board, subsequently purchased from NTOF 3,500 of their 50,000 shares of Series D preferred stock and 5,887,069 of the 84,100,980 warrants that had been purchased by NTOF at the same price as paid by NTOF. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock.

The new warrants cannot be exercised until the Company's articles of incorporation are amended to increase the Company's authorized common stock from 10 million shares to 250 million shares and decrease the common stock's stated par value from $.01 to $.0001 per share. The Board of Directors has approved such amendment but the holders of two-thirds of the Company's issued and outstanding capital stock entitled to vote must approve it at the Company's Special Meeting to be held on December 28, 2001. NTOF has received the agreement of the holders of 47% of the issued and outstanding common stock to vote in favor of the amendment, thereby requiring the holders of an additional 19.67% of the issued and outstanding common stock to approve the amendment before the warrants can be exercised.

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

Under the terms of the Series D preferred stock and the Shareholders Agreement dated August 14, 2001 by and among the Company, NTOF and the Subordinated Lender, NTOF has the right to appoint three directors to the Board of Directors and the Subordinated Lender has the right to appoint one director to the Board of Directors, unless it waives such right. Because the Subordinated Lender waived its right to appoint a director, NTOF appointed four members to the Company's board of directors in October 2001. The current board of directors consists of five members. In addition, NTOF and the Subordinated Lender each have the right to designate one observer to attend all meetings of the Board of Directors. Under the Shareholders Agreement, the Company granted each holder of preferred stock the preemptive right to purchase, pro rata, all or any part of new securities offered by the Company. The Shareholders Agreement also grants each holder of preferred stock the right of first offer and co-sale rights in the event another holder of preferred stock elects to sell its stock. Prior to a public offering with net proceeds of at least $20,000,000, if the holder of 50% or more of the outstanding capital stock of the Company elects to sell all of its shares, then the holder will have pull-along rights with respect to the non-selling holders of preferred stock.

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

The following table sets forth information concerning the beneficial ownership of Common Stock following the completion of the financial restructuring on September 5, 2001.

                          Post Financial Restructuring
                               Security Ownership

                                                                       Number of Shares             Percent of
                             Beneficial Owner                           of Common Stock               Class/(1)/
                             ----------------                           ---------------               -----
         NTOF                                                          78,213,911/(2)/                  46.5%
         Subordinated Lender                                           45,414,529/(3)/                  27.0%
         Existing Shareholders other than Management                   12,031,478/(5)/                   7.2%
         Management Share Distribution:
              Darren Miles                                              2,724,872/(4)/                   1.6%
              Gary Wiener                                               2,760,472/(6)(7)/                1.6%
              Steve Finberg                                             2,751,372/(6)(8)/                1.6%
              Cheryl Taylor                                             2,724,872/(6)/                   1.6%
              Colon Washburn                                            1,122,435/(9)/                   0.7%
              Arthur Hollingsworth                                      5,877,069/(10)/                  3.5%

              Existing Warrants                                                     300,000            0.2%
              Additional Options under `93 & `96 plans not held                     249,787            0.1%
                  by Management
              Option Pool to be issued to Existing Management                     8,265,893            4.9%
              Option Pool to be issued to Future Management                       5,755,270            3.4%


(1) Percentages are based upon 8,410,098 shares (the total number of shares of Common Stock outstanding on the record date) plus the total number of shares underlying all outstanding options and warrants regardless of whether such options or warrants are currently exercisable or subject to contingency.

(2) Includes warrants to purchase 78,213,911 shares of Common Stock owned by NTOF.

(3) Includes warrants to purchase 45,414,529 shares of Common Stock owned by the Hancock Entities.

(4) Includes options to purchase 2,724,872 shares of Common Stock which are immediately exercisable subject to the approval of the Charter Amendment.

(5) Includes 3,166,694 shares of Common Stock and options to purchase 20,000 shares of Common Stock which are held by Larry Martin. Mr. Martin has tendered his resignation from the Company's employment effective December 1, 2001, but will be retained thereafter as a consultant to the Company. Also includes options to purchase 3,633,162 shares of Common Stock, all of which are immediately exercisable, subject to the approval of the Charter Amendment.

(6) Includes options to purchase 2,724,872 shares of Common Stock, of which options to purchase 681,218 shares are immediately exercisable and the remainder of which are subject to future vesting, and all of which are subject to the approval of the Charter Amendment.

(7) Includes options to purchase 35,500 shares of Common Stock which are currently exercisable.

(8) Includes options to purchase 26,500 shares of Common Stock which are currently exercisable.

(9) Includes options to purchase 1,000,000 shares of Common Stock which are immediately exercisable subject to the approval of the Charter Amendment. Includes options to purchase 90,753 shares of Common Stock which are currently exercisable.

(10) Includes warrants to purchase 5,887,069 shares of Common Stock.

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

ITEM 2.  PROPERTIES.

Prior to December 2001, the Company's headquarters and executive offices occupied 15,203 square feet of leased space in an office building in Dallas, Texas. In December 2001, the Company moved all central office operations from Dallas, Texas to its facility in Arlington, Texas. As of December 6, 2001, the Company conducts its operations from the following facilities:

                                                              Square           Owned/
                       Location                               Footage          Leased        Expiration Date
-------------------------------------------------------       -------          ------        ---------------
Arlington, TX                                                  105,000         Leased            03/31/06
Chicago, IL                                                    145,289         Leased            07/31/07
Houston, TX - West Loop                                         80,496         Leased            04/30/08
Atlanta, GA                                                     64,000         Leased            06/30/06
Los Angeles, CA - Blackburn Street                              60,000         Leased            08/31/03
Los Angeles, CA - Leyva Street                                 110,000         Leased            12/31/02
Richmond, IN                                                    37,000          Owned               -
Scranton, PA - Genet Street (2 buildings)                      105,249          Owned               -
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

                                                 High           Low
                                          -------------------------------
                2000

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

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

The following selected consolidated financial and operating data should be read in conjunction with Item 7 - MD&A and Item 8 - Financial Statements and Supplementary Data contained herein. The consolidated statement of operations and consolidated balance sheet data for each of the fiscal years in the five-year period ended December 29, 2000 are derived from the audited financial statements of the Company.

                                                                         Fiscal Year Ended/(1)(2)/
                                                  ------------------------------------------------------------------------
                                                  Dec. 29, 2000  Dec. 31, 1999  Jan. 1, 1999  Jan. 2, 1998  Jan. 3, 1997
                                                  -------------  -------------  ------------  ------------  --------------
Consolidated Statement of Operations Data:                       (In thousands, except per share amounts)
Net sales                                         $   554,554     $   669,875    $  609,490     $  429,524    $  323,775
Cost of sales                                         496,169         591,977       537,556        386,161       291,810
                                                  -----------     -----------    ----------     ----------    ----------
     Gross profit                                      58,385          77,898        71,934         43,363        31,965
                                                  -----------     -----------    ----------     ----------    ----------
Selling, general and administrative expenses           54,023          66,756        51,936         32,734        23,517
Bad debt expense                                        1,912           6,031         1,230             82           156
Depreciation and amortization                           5,506           6,244         3,987          1,805         1,534
Disposition costs and impairment of long-lived
assets                                                 12,791          13,520             -              -             -
Transaction costs                                           -           3,805         1,395              -             -

Settlements of lawsuits                                 1,222            850              -              -             -
                                                  -----------     -----------    ----------     ----------    ----------
     Total operating costs and expenses                75,454          97,206        58,548         34,621        25,207
                                                  -----------     -----------    ----------     ----------    ----------
Operating income (loss)                               (17,069)        (19,308)       13,386          8,742         6,758
Other income (expense)                                 (4,940)         (5,313)       (2,123)           389           (32)
                                                  -----------     -----------    ----------     ----------    ----------
Income (loss) before taxes and extraordinary item     (22,009)        (24,621)       11,263          9,131         6,726
Income tax expense (benefit)                              833          (2,630)        5,041          3,921         2,500
                                                  -----------     -----------    ----------     ----------    ----------
Income (loss) before extraordinary item               (22,842)        (21,991)        6,222          5,210         4,226
Extraordinary gain on extinguishment of debt            1,905               -             -              -             -
                                                  -----------     -----------    ----------     ----------    ----------
     Net income (loss)                                (20,937)    $   (21,991)   $    6,222     $    5,210    $    4,226
Preferred dividends and accretion                         698               -             -              -             -
                                                  -----------     -----------    ----------     ----------    ----------
     Net income (loss) applicable to common
      Shareholders                                $   (21,635)    $   (21,991)   $    6,222     $    5,210    $    4,226
                                                  ===========     ===========    ==========     ==========    ==========
Earnings (loss) per share - basic                 $     (4.13)    $     (4.20)   $     1.27     $     1.19    $     1.00
                                                  ===========     ===========    ==========     ==========    ==========
Earnings (loss) per share - diluted               $     (4.13)    $     (4.20)   $     1.20     $     1.12    $     0.94
                                                  ===========     ===========    ==========     ==========    ==========

                                                  ------------------------------------------------------------------------
                                                  Dec. 29, 2000  Dec. 31,1999   Jan. 1, 1999  Jan. 2, 1998  Jan. 3, 1997
                                                  -------------  ------------   ------------  ------------  --------------
Consolidated Balance Sheet Data:                                              (In thousands)
Working capital                                   $     2,640     $    12,246    $   28,474     $   11,219    $  11,284
Property and equipment, net                             9,944          24,440        23,900         13,581       10,100
Total assets                                           87,261         134,481       158,099         79,964       45,769
Long-term debt, less current portion                   25,000          32,843        35,985          6,193          547
Shareholders' equity                                    9,402          29,771        50,562         29,335       22,310

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


                                                                                    Fiscal Year Ended
                                                                  -------------------------------------------------------
                                                                    December 29,           December 31,      January 1,
                                                                        2000                   1999             1999
                                                                  -----------------    -----------------    -------------
     Net sales                                                         100.0%                 100.0%             100.0%
     Cost of sales                                                      89.5                   88.4               88.2
                                                                  -----------------    -----------------    -------------
          Gross profit                                                  10.5                   11.6               11.8
                                                                  -----------------    -----------------    -------------
     Selling, general and administrative expenses                        9.7                   10.0                8.5
     Bad debt expense                                                    0.4                    0.9                0.2
     Depreciation and amortization                                       1.0                    0.9                0.7
     Disposition costs and impairment of long-lived assets               2.3                    2.0                  -
     Transaction costs                                                     -                    0.6                0.2
     Settlements of lawsuits                                             0.2                    0.1                  -
                                                                  -----------------    -----------------    -------------
          Total operating costs and expenses                            13.6                   14.5                9.6
                                                                  -----------------    -----------------    -------------
     Operating income (loss)                                            (3.1)                  (2.9)               2.2
     Other income (expense)                                             (0.9)                  (0.8)              (0.4)
                                                                  -----------------    -----------------    -------------
     Income (loss) before income taxes and extraordinary item           (4.0)                  (3.7)               1.8
     Income tax expense (benefit)                                       (0.1)                  (0.4)               0.8
                                                                  -----------------    -----------------    -------------
     Income (loss) before extraordinary item                            (4.1)                  (3.3)               1.0
     Extraordinary gain on extinguishment of debt                        0.3                      -                  -
                                                                  -----------------    -----------------    -------------
          Net income (loss)                                             (3.8)                  (3.3)               1.0
     Preferred dividend and accretion                                    0.1                      -                  -
                                                                  -----------------    -----------------    -------------
          Net income (loss) applicable to common shareholders           (3.9%)                 (3.3%)              1.0%
                                                                  =================    =================    =============

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

Cost of Sales. Cost of sales decreased $95.8 million, or 16.2% to $496.2 million in fiscal 2000 from $592.0 million in fiscal 1999. The decrease is primarily related to fourth quarter 1999 divestitures of the Company's direct food service distribution operation and decreased business volume in the OTF operation. As a percentage of net sales, cost of sales increased to 89.5% from 88.4%, which in turn decreased the Company's gross profit percentage to 10.5% from 11.6%. The Company's margins were negatively impacted by fluctuating commodity markets, the effects of which the Company was unable to fully recover through increased prices to customers associated with the Company's core items, including tomatoes, melons, onions and citrus, in those instances where the Company was unable to renegotiate such prices with its customers. The Company enters into arrangements with its customers on either a fee for service or a pre-determined margin basis. In cases where the Company provides its products to the customer on a fee for service basis, when there is an oversupply of product available, prices decrease, as there is too much product in the market for the relatively flat demand. During these times, Fresh America must sell product at a lower price to remain competitive. Sales dollars decrease as the same quantity of product is purchased at the lower price. Cost of sales and gross profit are primarily impacted due to the fact that the operational costs needed to process the product do not decrease. Therefore the cost of sales increases as a percentage of sales and the gross profit declines. Where possible, the Company attempts to reduce the risk of fluctuating commodity prices in such arrangements by negotiating corresponding fee for service arrangements with its growers and/or shippers.

Pre-determined margin contracts provide the Company with greater flexibility to hold or decrease prices to customers when commodity prices fall or hold or to increase prices to customers when commodity prices rise. During fiscal year 1999, approximately 66.5% of the Company's arrangements with its customers were on a pre-determined margin basis and approximately 33.5% of such arrangements were on a fee for service basis. This is compared with fiscal year 2000, during which approximately 67.2% of the Company's arrangements with customers were on a pre-determined margin basis and approximately 32.8% of such arrangements were on a fee for services basis.

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

Bad debt expense. The Company's provision for bad debt increased $4.8 million to $6.0 million in fiscal 1999 from $1.2 million in fiscal 1998. In fiscal 1999, the Company recorded an additional provision for bad debt of $1.9 million related to certain past due balances at seven of its divested food service operations for which management determined further collection efforts would not be successful. The Company also recorded $2.1 million principally related to certain distribution agreements under which the Company did not fully recover amounts associated with terminated business arrangements. The remaining increase was primarily due to the downturn in the industry, which occurred in late 1999. Subsequent to fiscal 1999, the Company re-evaluated its credit review policies to consider whether substantive changes were needed in response to the level of bad debt expense in fiscal 1999. Management determined that such policies were appropriate and believed bad debt expense could be significantly reduced by more rigorously enforcing the existing policies.

Depreciation and amortization. Depreciation and amortization increased $2.2 million, or 56.6% to $6.2 million in fiscal 1999 from $4.0 million in fiscal 1998. The increase was primarily due to goodwill amortization related to acquisitions made subsequent to or during the latter part of fiscal 1998 and increased depreciation related to the Company's computer system that was implemented in its core operations in October 1998.

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

Financial Restructuring

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure its debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") purchased 50,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock for cash proceeds of $5 million. Arthur Hollingsworth, an affiliate of NTOF and the Company's Chairman of the Board, subsequently purchased from NTOF 3,500 of their 50,000 shares of Series D preferred stock and 5,887,069 of the 84,100,980 warrants that had been purchased by NTOF at the same price as paid by NTOF. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock.

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

Acquisitions. In July 2000, the Company entered into an agreement amending the stock purchase agreement related to the Company's November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured whereby the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling $900,000. The installment and lump-sum payments accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the noteholders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for a duration of seven years. The issuances of these securities was exempt from registration under the Securities Act under Regulation D. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company of $1.9 million in the third quarter of 2000.

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

Forward-Looking Statements

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

The Company is subject to a number of risks, including those discussed below:

Our Debt Leverage Could Adversely Affect Our Business. The degree to which we are leveraged could have adverse consequences, such as:

          . limiting or impairing our ability to obtain refinancing for our senior term debt at favorable rates;

          . limiting or impairing our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes;

          . requiring us to dedicate a portion of our cash flow to the payment of principal and interest on our indebtedness and dividends on our preferred stock, which reduces the availability of cash flow to fund working capital, capital expenditures and growth opportunities; and

          . increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures and reducing our flexibility in responding to changing business and economic conditions.

As of December 6, 2001, we have $6.9 million of debt, consisting primarily of our senior term note, and redeemable preferred stock with redemption value of $7.7 million.

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

Our ability to make scheduled payments with respect to indebtedness and preferred stock and refinance our debt will depend upon, among other things:

          . our ability to sustain cash flow;

          . produce commodity pricing;

          . our ability to implement our business strategy.

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

We Operate in Highly Competitive Markets. Due to the commodity nature of certain of our products, we operate in highly competitive markets, and our success will be largely dependent on our ability to provide quality products at the lowest possible prices. Many companies compete in the food service produce distribution and wholesale food distribution categories. However, only a few well-established companies operate on both a national and regional basis. We face strong competition from these as well as smaller regional companies in all of our product lines. There can be no assurance that we will be able to compete successfully with current or future competitors. Competitive considerations include:

          . some competitors may have substantially greater financial resources and operating flexibility to react to changes in the marketplace;

          . some of our products compete with imports and private label products and are sensitive to competition from regional brands; and

          . we cannot predict the pricing or promotional actions of our competitors and if we do not respond to reduced pricing or discounts or if we raise prices, we could lose market share.

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

Our Common Stock Has Recently Experienced Reduced Liquidity and Market Coverage. Our common stock has been delisted from the Nasdaq National Market and is currently traded on the Pink Sheets market. There has been less trading activity in our common stock as a result of this move. Also, our common stock is currently suffering from a lack of coverage by investment professionals.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk. Our Canadian operations were subject to foreign currency risk; however, we have not experienced any material foreign currency transaction gains or losses during the last three fiscal years. Foreign currency translation adjustments are recorded to our consolidated shareholders' equity in accumulated comprehensive income. We manage foreign currency risk by maintaining portfolios of currency denomination in the currency for which it is required to make payment. As of March 2001, the Company no longer conducted business in Canada.

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

Commodity Pricing Risk. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, to the extent possible, we set our prices based on current delivered cost.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Financial Statement Schedules.

                                                                                                          Page
                                                                                                         -------
    Independent Auditors' Report                                                                          F-2
    Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999                             F-3
    Consolidated Statements of Operations for fiscal years ended December 29, 2000, December 31, 1999
         and January 1, 1999                                                                              F-4
    Consolidated Statements of Shareholders' Equity for fiscal years ended December 29, 2000, December
         31, 1999 and January 1, 1999                                                                     F-5
    Consolidated Statements of Cash Flows for fiscal years ended December 29, 2000, December 31, 1999
         and January 1, 1999                                                                              F-6
    Notes to Consolidated Financial Statements                                                            F-7

Financial Statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the executive officers and directors of the Company as of December 6, 2001. On October 15, 2001, the NTOF designees, Arthur W. Hollingsworth, Luke M. Sweetser, Gregory A. Campbell and Darren L. Miles became members of our board of directors.

Name                             Age   Position with the Company                    Director Since  Term to Expire
----                             ---   -------------------------                    --------------  --------------
Darren L. Miles                  43    President, Chief Executive Officer                2001            2002
                                        and Director
Arthur W. Hollingsworth          38    Chairman of the Board of Directors                2001            2002
Colon O. Washburn                56    Director                                          1993            2001
Luke M. Sweetser                 30    Director                                          2001            2002
Gregory A. Campbell              42    Director                                          2001            2002
Gary D. Wiener                   49    Executive Vice President and Chief
                                       Operating Officer
Steven C. Finberg                32    Vice President of Sales and Marketing
Cheryl A. Taylor                 33    Executive Vice President, Chief Financial
                                       Officer and Secretary
Helen Mihas                      35    Vice President, Treasurer, Controller and
                                       Assistant Secretary

Darren L. Miles. Since October 2001, Mr. Miles has served as a member of our Board of Directors. In August 2001, Mr. Miles was appointed President and Chief Executive Officer of the Company. Since 2000, Mr. Miles has been a director of Lewis Hollingsworth LP, a venture capital/private equity firm in Dallas, TX. From 1998 to 2000, Mr. Miles was Chief Financial Officer and Executive Vice President of ACS Incorporated, a commodity distribution company. From 1984 to 1998, Mr. Miles was Chief Financial Officer, Executive Vice President, and a Principal of Hutson Companies Inc., a privately-held wholesale/retail distribution company.

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

Cheryl A. Taylor. Ms. Taylor serves the Company as its Chief Financial Officer, Executive Vice President and Secretary. Ms. Taylor joined the Company in April 2001. From 1994 until joining the Company, Ms. Taylor was employed by The Great Train Store Company, a nation-wide specialty retailer. Since 1996, Ms. Taylor served The Great Train Stores as its Chief Financial Officer and Vice President-Finance and Administration. From 1989 to 1994, Ms. Taylor served as a certified public accountant with Coopers & Lybrand LLP, an international accounting and auditing firm.

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

Colon O. Washburn. Mr. Washburn resigned his position as our Chief Executive Officer in August 2001. Mr. Washburn had been appointed Chief Executive Officer in October 1999. Since his resignation, Mr. Washburn has remained with the Company as a member of our board of directors and continues to serve as an advisor to management. Mr. Washburn has been a director of the Company since July 1993. From 1971 until January 1993, Mr. Washburn was employed by Wal-Mart Stores, Inc. ("Wal-Mart"), where he served most recently as Executive Vice President of Sam's Wholesale Club, a division of Wal-Mart, and also as Senior Vice President of Wal-Mart. Since February 1993, Mr. Washburn has been President of Beau Chene Farms, a real estate development company. Additionally, Mr. Washburn serves as a director of Tandycrafts, Inc.

Arthur W. Hollingsworth. Since October 2001, Mr. Hollingsworth has been the Chairman of our Board of Directors. Since August 2000, Mr. Hollingsworth has been a Co-founder and Partner of North Texas Opportunity Fund LP, a venture capital/private equity firm located in Dallas, TX. From 1989 to the present, Mr. Hollingsworth has also been a Partner of Lewis Hollingsworth LP, a venture capital/private equity firm located in Dallas, TX. Mr. Hollingsworth is Chairman of the Boards of Belding Hausman Incorporated (textile manufacturer) and Instaff Personnel, Inc. (temporary staffing services), and is also Co-Chairman of BillMatrix Corporation (payment processing). In addition, Mr. Hollingsworth serves on the board of directors of Hollingsworth & Vose Company (paper manufacturing), Irving Holdings, Inc. (Yellow Cab of Dallas) and the Zale Lipshy University Medical Center, Inc. (healthcare).

Gregory A. Campbell. Since October 2001, Mr. Campbell has served as a member of our Board of Directors. Since August 2000, Mr. Campbell has been a Co-founder and Partner of North Texas Opportunity Fund LP, a venture capital/private equity firm in Dallas, TX. Since September 1988, Mr. Campbell has served as President of Campbell Consulting Group, a strategic management consulting group. In addition, Mr. Campbell presently serves as a director on the boards of Trycos Incorporated (software development), PrimeSource Foodservice Equipment, Inc. (foodservice equipment distribution), InStaff Personnel, Inc. (temporary staffing services), IBIS Communications and MLN Holding Corporation.

Luke M. Sweetser. Since October 2001, Mr. Sweetser has served as a member of our Board of Directors. Since August 2000, Mr. Sweetser has been a Co-founder and Partner of North Texas Opportunity Fund LP, a venture capital/private equity firm located in Dallas, TX. From 1994 to the present, Mr. Sweetser has been a Managing Director of Lewis Hollingsworth LP, a venture capital/private equity firm located in Dallas, TX. Mr. Sweetser is a director of InStaff Personnel (temporary staffing services), PrimeSource Foodservice Equipment, Inc. (foodservice equipment distribution), Trycos Incorporated (software development) and the Dallas-Ft. Worth Private Equity Forum. Mr. Sweetser has served as a director for the City of Dallas Housing Finance Corporation since 1994 and has served as its Chief Investment Officer since 1996. Mr. Sweetser holds the designation of Chartered Financial Analyst from the Association of Investment Management and Research.

Former Directors

Mark R. Gier. From April 2001 until October 15, 2001, Mr. Gier was a Director of the Company. Mr. Gier formed Diversified Management Services, LLC in November 2000. Mr. Gier is also a faculty member of The Refrigeration Research and Education Foundation annual institute and served as a former Chairman of the Finance and Administration, Investments, and Insurance Committees of the World Food Logistics Organization from 1993 to 1998. Upon the closing of the NTOF transaction, Mr. Gier tendered his resignation from the Board. Such resignation will be accepted by the Company upon the satisfaction of any requirements of
Section 14(f) of the Securities Exchange Act of 1934, as amended.

Keith McKinney. From April 2001 until October 15, 2001, Mr. McKinney was a Director of the Company. Mr. McKinney is a private investor who retired in 1992 as President, CEO and Vice Chairman of Intertrans Corporation, a public, international transportation and logistics company. Prior to co-founding Intertrans in 1978, Mr. McKinney held several positions with Circle International, a public international freight forwarder, customs broker and logistics company and with Texas Instruments in various capacities, including International Traffic Manager. Upon the closing of the NTOF transaction, Mr. McKinney tendered his resignation from the Board. Such resignation will be accepted by the Company upon the satisfaction of any requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended December 29, 2000 were made on a timely basis, based solely on a review of copies of all reports of ownership furnished to the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and each of the Company's other executive officers (the "named executive officers").


                                                                                           Long-Term
                                                                                         Compensation
                                                           Annual Compensation          --------------
                                                          ---------------------             Shares
                Name and                                                                 Underlying          All Other
           Principal Position              Year      Salary      Bonus       Other          Options       Compensation/(1)/
          --------------------            ------    --------    -------     ------       ------------    -------------------

Colon O. Washburn/(2)/                     2000       240,000           -          -         60,000             2,215
     Chief Executive Officer, Chairman     1999        56,308           -      4,940          5,000                 -
     of the Board and President            1998             -           -          -              -                 -

Gary D. Wiener                             2000       138,051           -          -         25,000             2,233
   Executive Vice President and            1999       113,473           -          -              -             1,777
    Chief Operating Officer                1998       112,936       5,000          -              -             1,949

Steven C. Finberg                          2000       113,424           -          -         20,000             3,201
     Vice President of Sales               1999        96,750      11,500          -              -             4,191
     and Marketing                         1998        91,731           -          -              -             3,461

David I. Sheinfeld/(3)/                    2000       264,231                341,923/(4)/    60,000             5,796
     Chairman of the                       1999       302,874                      -              -             4,800
     Board and President                   1998       298,819      50,000          -         20,000             4,800

John H. Gray/(5)/                          2000       175,000           -          -              -             4,586
   Executive Vice President, Chief         1999       165,000           -          -              -             1,333
   Financial Officer and Secretary         1998        33,635       5,000          -              -                 -

Michael J. Hinson/(6)/                     2000        99,230      15,000          -         12,000             1,385
     Vice President, Treasurer             1999             -           -          -              -                 -
     Controller, & Asst Sec.               1998             -           -          -              -                 -

-----------------------

(1) These amounts consist of contributions by the Company to a 401(k) plan on behalf of the named executive.
(2) Effective October 1999, Mr. Washburn was appointed CEO of the Company. Mr. Washburn's annual base compensation was $240,000. Effective August 2001, Mr. Washburn resigned his position as Chief Executive Officer and Darren Miles became Chief Executive Officer.
(3) Effective November 2000, Mr. Sheinfeld resigned his position as Chairman of the Board of Directors, as director and as employee of the Company.
(4) Amount includes all payments due Mr. Sheinfeld pursuant to the Resignation Agreement and Contract for Services entered into with the Company on November 9, 2000, including those payments which will be made in 2001. Amount does not include the forgiveness of a $300,000 loan and accrued interest thereon owed by Mr. Sheinfeld to the Company.
(5) Effective May 2001, Mr. Gray resigned as Executive Vice President, Chief Financial Officer, and Secretary. Effective April 2001, Cheryl Taylor became Executive Vice President, Chief Financial Officer, and Secretary.
(6) Effective April 2001, Mr. Hinson resigned as Vice President, Controller, and Assistant Secretary. Effective April 2001, Helen Mihas became Vice President, Controller, and Assistant Secretary.

Option Grants In Last Fiscal Year

The following table sets forth certain information concerning options to purchase Common Stock issued to the named executive officers during the 2000 fiscal year under the 1996 Fresh America Corp. Stock Option and Award Plan as Amended and Restated Effective May 22, 1998.


                                                                                           Potential Realizable Value
                              Number of         Percent of                                 At Assumed Annual Rate of
                              Securities      Total Options                                 Stock Price Appreciation
                              Underlying        Granted to                                    for Option Term (a)
                               Options          Employees      Exercise      Expiration   ----------------------------
          Name                 Granted           In 2000         Price          Date            5%            10%
         ------              -------------   ---------------  ----------    ------------  -----------     ------------

Gary D. Wiener                 25,000                 6.3%       $2.00        6/2/2010       $31,445         $79,687
Steven C. Finberg              20,000                 5.0%       $2.00        6/2/2010       $25,156         $63,750

------------------
(a) The "Potential Realizable Value" portion of the table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Common Stock over the term of the options.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option
Values

There were no options exercised by the named executive officers during the 2000 fiscal year.

401(k) Plan

The Company maintains a 401(k) Profit Sharing Plan, a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company's 401(k) Plan provides participants with retirement benefits and may also provide benefits upon death, disability or termination of employment with the Company. Employees are eligible to participate in the Company's 401(k) Plan following the completion of three (3) months of employment. In addition, employees must be at least twenty-one (21) years of age to be eligible for participation in the 401(k) Plan. Participants may make elective salary reduction contributions to the 401(k) Plan up to the lesser of 15% of the participant's compensation or the legally permissible limit (currently $10,500) imposed by the Code. The Company may, in its sole discretion, make a matching employer contribution for employees of the amount of the percentage of each employee contribution up to a maximum contribution of 3% of the contributing employee's compensation. In addition, the Company may, in its sole discretion, make nonelective contributions to the 401(k) Plan for participants who are not considered to be "highly compensated employees" under the Plan. Contributions by the Company vest over a period of five (5) years. Enrollment in the 401(k) Profit Sharing Plan may be effected on the first day of the month following the date the employee meets the eligibility requirements of the Plan.

Compensation Committee Interlocks and Insider Participation

During the 2000 fiscal year, the Compensation Committee of the Board of Directors consisted of Sheldon Stein and Colon Washburn; however, Mr. Stein resigned in September 2000. Mr. Washburn became the Company's Chief Executive Officer in October 1999, and continued to serve on the compensation committee until February 2001. Mr. Washburn resigned as our Chief Executive Officer in August 2001.


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

                                Colon O. Washburn

Employment Agreements

The Company has entered into employment agreements with Gary Wiener, Steven Finberg, and Colon Washburn. These employment agreements set forth the basic terms of Mr. Wiener's, Mr. Finberg's, and Mr. Washburn's employment with the Company, and also contain provisions regarding non-competition, non-solicitation of Company employees, non-solicitation of Company customers, and confidentiality of certain Company information.

Mr. Wiener's agreement for employment with the Company as its Chief Operating Officer has a term of three years, commencing on October 5, 2001. The term of the employment agreement may be extended by a written extension agreement signed by both parties. Mr. Wiener is obligated under the agreement to devote his full professional working time to the Company and shall not otherwise be employed or otherwise engaged in any other business or enterprise without the written permission of the Company. The agreement provides for a base salary of $160,000 per year, which is to be reviewed annually by the Company, but which may not be decreased. In addition to the base salary, the agreement provides for, among other things, participation in benefit plans and other fringe benefits applicable to similarly situated officers and managers, reimbursement for business expenses in accordance with Company policy, and eligibility to receive a performance-based annual bonus. The bonus will be awarded beginning on the first day of the calendar year following October 5, 2001, only if the economic performance of the Company during twelve consecutive months has achieved or exceeded an "adjusted target budget" as determined by the Board of Directors and subject to adjustment as set forth in the agreement. The agreement provides that the Company may terminate for cause (as defined in the agreement) at any time. The agreement terminates automatically in the event of disability (as defined in the agreement) and also terminates automatically upon death. Termination by either the employee or the Company (except for in the event of death) requires two weeks' written notice.

Mr. Finberg's agreement for employment with the Company as a Vice President Sales and Marketing has a term of three years, commencing on October 5, 2001. The term of the employment agreement may be extended by a written extension agreement signed by both parties. Mr. Finberg is obligated under the agreement to devote his full professional working time to the Company and shall not otherwise be employed or otherwise engaged in any other business or enterprise without the written permission of the Company. The agreement provides for a base salary of $145,000 per year, which is to be reviewed annually by the Company, but which may not be decreased. In addition to the base salary, the agreement provides for, among other things, participation in benefit plans and other fringe benefits applicable to similarly situated officers and managers, reimbursement for business expenses in accordance with Company policy, and eligibility to receive performance-based annual bonus. The bonus will be awarded beginning on the first day of the calendar year following October 5, 2001, only if the economic performance of the Company during twelve consecutive months has achieved or exceeded an "adjusted target budget" as determined by the Board of Directors and subject to adjustment as set forth in the agreement. The agreement provides that the Company may terminate for cause (as defined in the agreement) at any time. The agreement terminates automatically in the event of disability (as defined in the agreement) and also terminates automatically upon death. Termination by either the employee or the Company (except for in the event of death) requires two weeks' written notice.

Mr. Washburn's agreement for employment with the Company as an Executive Consultant provides for a one-year term commencing on October 5, 2001, which may be renewed for up to three successive one-year periods thereafter. Renewal is automatic unless either party gives thirty days' notice prior to the expiration of the term. During Mr. Washburn's term of employment, he may continue the business relationships he already has, and any new consulting or part-time employment arrangements as may arise. He otherwise agrees to devote his full professional working time to the Company and shall not otherwise be employed or otherwise engaged in any other business or enterprise without the written permission of the Company. The agreement provides that Mr. Washburn shall have a base salary of $150,000, which will be reviewed and modified from time to time, but which shall not be decreased. In addition to the base salary, the agreement provides for, among other things, participation in benefit plans and other fringe benefits applicable to similarly situated employees and reimbursement for business expenses in accordance with Company policy. The agreement provides for termination by the Company for cause (as defined in the agreement), at any time. The agreement terminates automatically in the event of disability as defined in the agreement, and also terminates automatically upon death. Termination by either the employee or the Company (except for death) requires two weeks' written notice.

Each of Mr. Wiener's, Mr. Finberg's and Mr. Washburn's employment agreements further provide that during the employment term, each of them shall observe a non-competition clause, and shall not without prior written consent directly or indirectly engage in or have a financial interest in any other business, continue or assume any other corporate affiliations, or pursue any other commercial activities which would in any way compete with the Company or result in a conflict of interest for the employee. For one year after termination of employment, each of them agrees not to compete with the Company or have any financial interest in any entity competing with the Company or an affiliate of the Company for which the employee performed services, within any region or locality in which the Company is then doing business or marketing its products. They further agree to non-solicitation of Company employees, non-solicitation of Company customers, and to maintain the confidentiality of the Company's confidential information (as defined in the agreement), both during their employment and for one year after termination.

Severance Agreements

On November 9, 2000, the Company and Mr. Sheinfeld entered into a Resignation Agreement and Contract for Services in connection with Mr. Sheinfeld's resignation as Chairman of the Board of Directors and an employee of the Company. Pursuant to the agreement, Mr. Sheinfeld was entitled to receive a severance payment of $50,000, $25,000 of which was paid on November 9, 2000 with the remaining $25,000 paid on February 1, 2001. In addition, Mr. Sheinfeld is eligible to receive a bonus in the amount of $25,000 on December 31, 2001, if, in the reasonable judgment of the Company, Mr. Sheinfeld has satisfactorily performed the services required by the Company. Further, the Company agreed to forgive Mr. Sheinfeld's debt to the Company in the amount of $300,000. In conjunction therewith, the Company additionally agreed to release Mr. Sheinfeld from further liability for interest on his debts which, as of November 9, 2000, was in the amount of $59,379.83. The Company also agreed to extend the period during which Mr. Sheinfeld may exercise his stock options to purchase 105,537 shares of the Company's Common Stock from November 9, 2000 to November 9, 2001.

The agreement contemplates that Mr. Sheinfeld would be engaged as an independent contractor to the Company for a period commencing on November 9, 2000 and ending December 31, 2001, unless terminated earlier pursuant to the agreement. The agreement provides for total compensation of $291,923.07 for such services during the term of the agreement. The agreement also includes certain non-competition, confidentiality and indemnification covenants.

Corporate Performance Graph

The following graph shows a five year comparison of shareholder return on the Company's Common Stock based on the market price of the Common Stock (assuming reinvestment of dividends), the cumulative total returns of companies on the Nasdaq Stock Market Index of U.S. Companies, and companies with standard industry classifications (SIC codes) with the same range as Fresh America's. The data was supplied by the Center for Research in Security Prices, Graduate School of Business, The University of Chicago.

                Comparison of Five-Year Cumulative Total Returns
           Fresh America Corp., Nasdaq Stock Market and Nasdaq Stocks


                    (Performance Results through 12/29/2000)-

                              [GRAPH APPEARS HERE]

                                                                           Period Ending
                                                      --------------------------------------------------------
Index                                                 12/1995  12/1996    12/1997  12/1998   12/1999   12/2000
--------------------------------------------------------------------------------------------------------------
Fresh America Corp.                                     100.0    171.4      200.0    174.0      50.6      11.7
Nasdaq Stock Market (US Companies)                      100.0    123.0      150.7    212.4     394.8     237.5
NASDAQ Stocks (SIC 5140-5149 US Companies)              100.0    155.5      264.3    312.9     207.5     308.2
    Groceries and Related Products

    *Source: CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information believed by the Company to be accurate based on information provided to it concerning the beneficial ownership of Common Stock by (a) each shareholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (b) each director,
(c) the Company's Chief Executive Officer, (d) each of the Company's other named executive officers and (e) all executive officers and directors as a group, as of December 6, 2001.

                                                                 Amount and Nature of
Beneficial Owner                                                 Beneficial Ownership         Percent of Class/(1)/
----------------                                                 --------------------         ---------------------
North Texas Opportunity Fund LP
13355 Noel Road, Suite 2210                                        3,944,094/(2)/                     46.9%
Dallas, TX  75240

North Texas Opportunity Fund Capital Partners, LP
13355 Noel Road, Suite 2210                                        3,944,094/(2)/                     46.9%
Dallas, TX  75240

NTOF LLC
13355 Noel Road, Suite 2210                                        3,944,094/(2)/                     46.9%
Dallas, TX  75240

North Texas Investment Advisors LLC
13355 Noel Road, Suite 2210                                        3,944,094/(2)/                     46.9%
Dallas, TX  75240

Arthur W. Hollingsworth
13355 Noel Road, Suite 2210                                        3,944,094/(2)/                     46.9%
Dallas, TX  75240

Luke M. Sweetser
13355 Noel Road, Suite 2210                                        3,944,094/(2)/                     46.9%
Dallas, TX  75240

Gregory A. Campbell
3625 North Hall Street, Suite 610                                  3,944,094/(2)/                     46.9%
Dallas, TX  75219

John Hancock Financial Services, Inc.                                    -0-/(3)/                       *
John Hancock Place, P.O. Box 111
Boston, MA 02117

Larry Martin                                                       3,176,694/(4)/                     37.7%
2729 Sunrise Drive
Arlington, TX 76006

Gruber & McBaine Capital Management                                  767,400/(5)/                      9.1%
50 Osgood Place
San Francisco, CA 94133

DiMare Homestead, Inc.                                               528,300/(6)/                      6.3%
258 NW 1st Avenue
Florida City, FL 33034

Darren L. Miles                                                           --/(7)/                       *

Colon O. Washburn                                                    122,435/(8)/                      1.5%

Gary D. Wiener                                                        35,600/(9)/                       *

Steven C. Finberg                                                     26,500/(9)/                       *

David I. Sheinfeld                                                   513,697/(10)/                     6.0%

All Directors and Executive Officers as a Group                    4,128,629/(11)/                    49.1%
(9 persons)
------------------

*Does not exceed 1% of the outstanding common stock.

(1) Percentages with respect to each person or group of persons have been calculated on the basis of 8,410,098 shares, the total number of shares of Common Stock outstanding the record date, plus the number of shares of Common Stock which such person or group of persons has the right to acquire, without contingency, within 60 days after the record date.

(2) North Texas Opportunity Fund LP ("NTOF") is a direct beneficial owner of the 3,944,094 shares of Common Stock. North Texas Opportunity Fund Capital Partners LP ("NTOF Partners"), is an indirect beneficial owner of this Common Stock given that NTOF Partners is the general partner of NTOF; NTOF LLC ("NTOF LLC") is an indirect beneficial owner of this Common Stock given that NTOF LLC is the general partner of NTOF Partners; North Texas Investment Advisors LLC ("NT Advisors") is an indirect beneficial owner of this Common Stock given that NT Advisors is the investment manager of NTOF; Arthur W. Hollingsworth ("Hollingsworth") is an indirect beneficial owner of this Common Stock given that Hollingsworth is a manager of NTOF LLC and of NT Advisors; Luke M. Sweetser ("Sweetser") is an indirect beneficial owner of this Common Stock given that Sweetser is a manager of NTOF LLC and of NT Advisors; and Gregory A. Campbell ("Campbell") is an indirect beneficial owner of this Common Stock given that Campbell is a manager of NTOF LLC and of NT Advisors.

     Of the 3,944,094 shares beneficially owned by NTOF, 3,176,694 shares are beneficially owned by NTOF by virtue of a Voting Agreement and Irrevocable Proxy, dated September 4, 2001, granted to NTOF by Larry Martin, and 767,400 shares are beneficially owned by NTOF by virtue of a Voting Agreement and Irrevocable Proxy, dated September 10, 2001, granted to NTOF by Gruber & McBaine Capital Management, LLC.

     Does not include warrants to purchase 78,213,911 shares of Common Stock beneficially owned by NTOF due to the existence of a material contingency (the need for shareholder approval of the amendment to the articles of incorporation so that there are sufficient number of authorized shares of Common Stock for issuance upon exercise of the warrants) that is not within NTOF's control and that is required to be satisfied prior to exercise of the warrants.

(3) Does not include warrants to purchase 45,414,529 shares of Common Stock beneficially owned by the Hancock Entities and reported by the Hancock Entities in a Schedule 13D filed with the SEC on September 17, 2001, due to the existence of a material contingency (the need for shareholder approval of the amendment to the articles of incorporation so that there are sufficient number of authorized shares of Common Stock for issuance upon exercise of the warrants) that is not within the Hancock Entities' control and that is required to be satisfied prior to exercise of the warrants.

(4) Based on information set forth in a Schedule 13D filed with the SEC on April 24, 2001, Mr. Martin beneficially owns 3,166,694 shares of Common Stock and options to purchase 10,000 shares of Common Stock which are exercisable within 60 days.

     Mr. Martin and NTOF share voting power over 3,176,694 shares of Common Stock by virtue of a Voting Agreement and Irrevocable Proxy dated September 4, 2001, granted to NTOF by Mr. Martin.

(5) Based on information provided to the Company by Gruber & McBaine Capital Management, LLC ("GMCM"), Jon D. Gruber ("Gruber"), J. Patterson McBaine ("McBaine") and Thomas O. Lloyd-Butler ("Lloyd-Butler"). This group informed the Company that it beneficially owned 767,400 shares of Common Stock and that the voting and dispositive power among such group's members is as follows:

                                                                        Voting and Dispositive Power
                                                                   ------------------------------------------
                  Name                                                    Sole                  Shared
                  ---------------------------------------------    -------------------    -------------------
                  GMCM                                                     -                   625,000
                  Gruber                                                 82,300                625,000
                  McBaine                                                60,100                625,000
                  Lloyd-Butler                                             -                   625,000

     GMCM and NTOF also share voting power over 767,400 shares of Common Stock by virtue of a Voting Agreement and Irrevocable Proxy dated September 10, 2001, granted to NTOF by GMCM.

(6) Based on information set forth in a Schedule 13D filed with the SEC on June 16, 2000, by DiMare Homestead, Inc. ("DiMare"). Paul DiMare, President of DiMare, Inc., has sole voting and dispositive power with regard to the 528,300 shares of Common Stock beneficially owned by DiMare, a wholly-owned subsidiary of DiMare, Inc.

(7) Does not include options to purchase 2,724,872 shares of Common Stock which are immediately exercisable subject to the approval of the Charter Amendment.

(8) Does not include options to purchase 1,000,000 shares of Common Stock which are immediately exercisable subject to the approval of the Charter Amendment.

(9) Does not include options to purchase 2,724,872 shares of Common Stock, of which options to purchase 681,218 shares are immediately exercisable and the remainder of which are subject to future vesting, subject to the approval of the Charter Amendment.

(10) Consists of 328,037 shares held of record by David I. Sheinfeld, as trustee of the Sheinfeld Family Trust, 70,100 shares held of record by the Sheinfeld Family Partnership, 10,023 shares held of record by Mr. Sheinfeld and 105,537 shares subject to options issued to Mr. Sheinfeld under our stock option plans that are exercisable within 60 days. Mr. Sheinfeld's address is 42 Downs Lake Circle, Dallas, TX 75230. Mr. Sheinfeld resigned from all positions with the Company effective November 2000.

(11) Includes 152,753 shares subject to options issued to certain directors and executive officers of the Company that are exercisable within 60 days.

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

On September 5, 2001, the Company entered into a Monitoring Agreement with North Texas Investment Advisors ("NT Advisors"), an affiliate of NTOF, as a condition to the Agreements between NTOF and the Company. The Monitoring Agreement provides that NT Advisors will monitor the Company's progress and performance for which the Company will pay NT Advisors a fee of $20,000 per month. Messrs. Hollingsworth, Campbell and Sweetser hold positions as managers of NT Advisors, as well as being partners in NTOF and directors of the Company. The terms of the Monitoring agreement provide that affiliates of NT Advisors or NTOF will not be paid compensation as directors of the Company.

On September 5, 2001, the Company issued an unsecured promissory note to Larry Martin, a former director and a shareholder owning more than 5% of our outstanding common stock, in the amount of $1,239,233. The promissory note bears no interest and becomes due and payable on the earlier of (i) January 3, 2002 or
(ii) our repayment of the Company's term note with Bank of America, N.A. The promissory note evidences a deferred purchase price payment owed to Mr. Martin pursuant to a Stock Purchase Agreement entered into with Mr. Martin's former company on December 17, 1997.

The Company contemplates entering into a staffing agreement with Instaff Personnel, Inc., a company in which NTOF is a significant shareholder. In addition, Arthur W. Hollingsworth is Chairman of the Board of Instaff and Gregory A. Campbell and Luke M. Sweetser serve on Instaff's board of directors. Although details of the agreement have not yet been finalized, it is anticipated that fees paid to Instaff will exceed $60,000 during the current fiscal year.

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

3.2 Restated Bylaws of Fresh America Corp. (Incorporated by reference to exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended September 28, 2001).

4.1 Specimen of Common Stock Certificate (Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

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

10.4 Fresh America Corp. 2001 Stock Option Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 3, 2001).

10.5 Asset Purchase Agreement dated as of February 2, 1998, by and among Francisco Acquisition Corp., Fresh America Corp., Francisco Distributing Company, LLC, and the owners named therein (Incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 17, 1998).

10.6 Amendment to Stock Purchase documents dated July 28, 2000 with respect to the Stock Purchase Agreement dated as of October 30, 1998 between Fresh America Corp. and Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 29, 2000).

10.7 Amended and Restated Promissory Notes dated July 28, 2000 with respect to promissory Notes dated as of November 1, 1998 between Fresh America Corp. and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 29, 2000).

10.8 Common Stock Purchase Warrant Agreements dated July 28, 2000 between Fresh America Corp. and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 29, 2000).

10.9 Securities Exchange and Purchase Agreement, dated August 14, 2001, by and among Fresh America Corp., North Texas Opportunity Fund LP and each of John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd., Signature 3 Limited and Investors Partner Life Insurance Company (Incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 20, 2001).

10.10 Shareholders Agreement, dated August 14, 2001, by and among Fresh America Corp., North Texas Opportunity Fund LP and each of John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd., Signature 3 Limited and Investors Partner Life Insurance Company (Incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 20, 2001).

10.11 Post-Closing Agreement dated as of September 5, 2001, by and among Fresh America Corp., North Texas Opportunity Fund LP, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd., Signature 3 Limited and Investors Partner Life Insurance Company (Incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 20, 2001).

10.12   Employment Agreement for Colon O. Washburn (Incorporated by reference to
        Exhibit 10.11 to Company's Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001).

10.13   Employment Agreement for Steven C. Finberg (Incorporated by reference to
        Exhibit 10.12 to Company's Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001).

10.14   Employment Agreement for Gary D. Weiner (Incorporated by reference to
        Exhibit 10.13 to Company's Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001).

10.15   Employment Agreement for Cheryl A. Taylor (Incorporated by reference to
        Exhibit 10.14 to Company's Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001).

10.16 Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated February 2, 1998 (Incorporated by reference to exhibit 99.1 to the Company's Form 8-K dated February 17, 1998).

10.17 Second Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of May 14, 1998 (Incorporated by reference to exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended July 3, 1998).

10.18 Eighth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of October 31, 1999 (Incorporated by reference to exhibit 10.12 to the Company's Form 10-K for the annual period ended December 31, 1999).

10.19 Ninth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of November 15, 1999 (Incorporated by reference to exhibit 10.13 to the Company's Form 10-K for the annual period ended December 31, 1999).

10.20 Tenth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of March 31, 2000 (Incorporated by reference to exhibit 10.14 to the Company's Form
        10-K/A for the annual period ended December 31, 1999).

10.21 Eleventh Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of January 26, 2001 (Incorporated by reference to Exhibit 10.19 to the Company's
        Form 10-K filed with the Securities and Exchange Commission on September 12, 2001).

10.22 Twelfth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of March 15, 2001 (Incorporated by reference to Exhibit 10.20 to the Company's
        Form 10-K filed with the Securities and Exchange Commission on September 12, 2001).

10.23 Thirteenth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of September 5, 2001 (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed with the Securities and Exchange Commission on September 12, 2001).

10.24 Resignation Agreement between Fresh America Corp. and David Sheinfeld dated as of November 9, 2000 (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the Securities and Exchange Commission on September 12, 2001).

12.1 Statement regarding computation of per share earnings (Incorporated by reference to Note 1 to the Financial Statements included herein).

21.1*   List of Subsidiary Corporations.

23.1*   Consent of KPMG LLP.



*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FRESH AMERICA CORP.
                                           (Registrant)


Date:  March 28, 2002                      By /s/ Darren L. Miles
                                              ----------------------------------
                                           Darren L. Miles
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Darren L. Miles                             Date:    March 28, 2002
------------------------------------------
     Darren L. Miles
     President and Chief Executive Officer
     (principal executive officer)



    /s/ Cheryl A. Taylor                            Date:    March 28, 2002
------------------------------------------
     Cheryl A. Taylor
     Executive Vice President,
     Chief Financial Officer and Secretary
    (principal financial and accounting officer)



    /s/ Arthur W. Hollingsworth                     Date:    March 28, 2002
------------------------------------------
     Arthur W. Hollingsworth
     Chairman of the Board



    /s/ Luke M. Sweetser                            Date:    March 28, 2002
------------------------------------------
     Luke M. Sweetser
     Director



    /s/ Gregory A. Campbell                         Date:    March 28, 2002
------------------------------------------
     Gregory A. Campbell
     Director



    /s/ Colon O. Washburn                           Date:    March 28, 2002
------------------------------------------
     Colon O. Washburn
     Director

                                    FINANCIAL

                                   STATEMENTS












                                     F1

                          Independent Auditors' Report
                          ----------------------------


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

                                    KPMG LLP

Dallas, Texas
February 23, 2001, except as to Note 5
which is as of  September 5, 2001





                                       F2

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                                          December 29,        December 31,
                                                                                              2000               1999
                                                                                       ------------------   ---------------
                                                             ASSETS
       Current Assets:
          Cash and cash equivalents                                                            $   4,880      $   3,197
          Accounts receivable, net                                                                35,775         58,885
          Advances to growers                                                                        531          3,296
          Inventories                                                                              6,849         10,624
          Prepaid expenses                                                                         1,138          1,618
          Deferred tax asset                                                                         297              -
          Income tax receivable                                                                    1,084          5,900
                                                                                             -----------    -----------
            Total Current Assets                                                                  50,554         83,520

       Property and equipment, net                                                                 9,944         24,440
       Goodwill, net of  accumulated amortization of $3,655 and $2,491, respectively              24,843         23,497
       Other assets                                                                                1,920          3,024
                                                                                             -----------    -----------
            Total Assets                                                                       $  87,261      $ 134,481
                                                                                             ===========    ===========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

       Current Liabilities:
          Notes payable and current portion of long-term debt                                  $  13,788      $  24,446
          Accounts payable                                                                        27,785         39,277
          Accrued salaries and wages                                                               2,489          2,191
          Other accrued expenses                                                                   3,902          5,360
                                                                                             -----------    -----------
            Total Current Liabilities                                                             47,964         71,274

       Long-term debt, less current portion                                                       24,950         32,843
       Deferred income taxes                                                                           -            295
       Other liabilities                                                                             499            298
                                                                                             -----------    -----------
            Total Liabilities                                                                     73,413        104,710
                                                                                             -----------    -----------
        12% redeemable cumulative preferred stock $1.00 par value (50,000 shares authorized and issued); liquidation value of $5,000 plus accrued and
       unpaid dividends                                                                            4,446              -
                                                                                             -----------    -----------

       Shareholders' Equity:
          Common stock $.01 par value (authorized 10,000,000 shares; issued 5,243,404
             shares)                                                                                  52             52
          Additional paid-in capital                                                              33,564         32,555
          Foreign currency translation adjustment                                                   (469)           (28)
          Accumulated deficit                                                                    (23,745)        (2,808)
                                                                                             -----------    -----------
            Total shareholders' equity                                                             9,402         29,771
       Commitments and Contingencies
       Total Liabilities and Shareholders' Equity                                              $ $87,261      $ 134,481
                                                                                             ===========    ===========

              The notes to consolidated financial statements are an
                       integral part of these statements.

                                       F3

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                             Fiscal Year Ended
                                                                  --------------------------------------------------------
                                                                     December 29,        December 31,      January 1,
                                                                         2000                1999             1999
                                                                  ----------------   -----------------   -----------------
       Net sales                                                         $554,554           $669,875         $609,490
       Cost of sales                                                      496,169            591,977          537,556
                                                                  ----------------   -----------------   -----------------
            Gross profit                                                   58,385             77,898           71,934
                                                                  ----------------   -----------------   -----------------
       Selling, general and administrative expenses                        54,023             66,756           51,936
       Bad debt expense                                                     1,912              6,031            1,230
       Depreciation and amortization                                        5,506              6,244            3,987
       Disposition costs and impairment of long-lived assets               12,791             13,520                -
       Transaction costs                                                        -              3,850            1,395
       Settlements of lawsuits                                              1,222                805                -
                                                                  ----------------   ----------------    -----------------
          Total operating costs and expenses                               75,454             97,206           58,548
                                                                  ----------------   ----------------    -----------------
            Operating income (loss)                                       (17,069)           (19,308)          13,386
                                                                  ----------------   ----------------    -----------------
       Other income (expense):
          Interest expense                                                 (5,238)            (5,783)          (3,048)
          Interest income                                                     374                340            1,010
          Other, net                                                          (76)               130              (85)
                                                                  ----------------   ----------------    -----------------
                                                                           (4,940)            (5,313)          (2,123)
                                                                  ----------------   ----------------    -----------------
       Income (loss) before income taxes and extraordinary item           (22,009)           (24,621)          11,263
       Income tax expense (benefit)                                           833             (2,630)           5,041
                                                                  ----------------   ----------------    -----------------
       Income (loss) before extraordinary item                            (22,842)           (21,991)           6,222
       Extraordinary gain on extinguishment of debt                         1,905                  -                -
                                                                  ----------------   ----------------    -----------------
       Net income (loss)                                                $ (20,937)         $ (21,991)       $   6,222
       Preferred dividends and accretion                                      698                  -                -
                                                                  ----------------   ----------------    -----------------
       Net income (loss) applicable to common shareholders              $ (21,635)         $ (21,991)       $   6,222
                                                                  ================   ================    =================
       Basic earnings (loss) per share:

             Income (loss) before extraordinary item                  $     (4.49)       $     (4.20)       $    1.27
             Extraordinary gain on extinguishment of debt                     .36                  -                -
                                                                  ----------------   ----------------    -----------------
             Net income (loss)                                        $     (4.13)      $      (4.20)       $    1.27
                                                                  ================   ================    =================
       Diluted earnings (loss) per share:

             Income (loss) before extraordinary item                  $     (4.49)       $     (4.20)       $    1.20
             Extraordinary gain on extinguishment of debt                     .36                 -                -
                                                                  ----------------   -----------------   -----------------
             Net  income (loss)                                       $     (4.13)       $     (4.20)       $    1.20
                                                                  ================   =================   =================

              The notes to consolidated financial statements are an
                       integral part of these statements.


                                       F4

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                               Foreign        Retained
                                                               Additional     Currency        Earnings            Total
                                                  Common        Paid-In     Translation     (Accumulated      Shareholders'
                                                   Stock        Capital      Adjustment       Deficit)           Equity
                                                 ---------- --------------- ------------- ---------------- ----------------
Balances at January 2, 1998                         $45         $16,508       $(179)            12,961           $29,335
Stock issued in acquisitions                          7          13,434           -                  -            13,441
Exercise of employee stock options                    -             488           -                  -               488
Issuance of warrants related to subordinated
   debt                                               -           1,242           -                  -             1,242
Net income                                            -               -           -              6,222             6,222
Foreign currency translation adjustments              -               -        (166)                 -              (166)
                                                ----------- --------------- ------------- ---------------- ----------------
   Comprehensive income                                                                                            6,056
Balances at January 1, 1999                          52          31,672        (345)            19,183            50,562
Stock issued in acquisitions                          -             500           -                  -               500
Exercise of employee stock options                    -              50           -                  -                50
Repricing of an employee's options                    -             333           -                  -               333
Net loss                                              -               -           -            (21,991)          (21,991)
Foreign currency translation adjustments              -               -         317                  -               317
                                                ----------- --------------- ------------- ---------------- ----------------
   Comprehensive loss                                                                                            (21,674)
                                                                                                           ----------------
Balances at December 31, 1999                        52          32,555         (28)            (2,808)           29,771
Issuance of warrants related to preferred
    stock                                             -           1,104           -                  -             1,104
Issuance of warrants related to restructuring
    of  subordinated debt                             -             603           -                  -               603
Preferred dividends and accretion                     -            (698)          -                  -              (698)
Net loss                                              -               -           -            (20,937)          (20,937)
Foreign currency translation adjustment               -               -        (441)                 -              (441)
                                                ----------- --------------- ------------- ---------------- ----------------
    Comprehensive loss                                                                                           (21,378)
                                                                                                           ----------------
Balances at December 29, 2000                       $52         $33,564       $(469)          $(23,745)            $9,402
                                                =========== =============== ============= ================ ================

              The notes to consolidated financial statements are an integral part of these statements.

                                       F5

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Fiscal Year Ended
                                                                        --------------------------------------------------
                                                                          December 29,     December 31,      January 1,
                                                                              2000             1999             1999
                                                                        -----------------  --------------- ---------------
Cash flows from operating activities:
   Net income (loss)                                                      $  (20,937)         $(21,991)      $   6,222
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities, excluding the effects of
   acquisitions:
       Bad debt expense                                                        1,912             6,031           1,230
       Extraordinary gain on extinguishment of debt                           (1,905)                -               -
       Depreciation and amortization                                           5,506             6,244           3,987
       Impairment of long-lived assets                                        12,791            11,529               -
       Non-cash transaction costs                                                  -               340             519
       Non-cash interest expense                                                   -               548             354
       Deferred income taxes                                                    (592)             (437)            655
       Other                                                                     837               148             (28)
       Change in assets and liabilities:
           Accounts receivable                                                21,557            17,054         (18,491)
           Advances to growers                                                 2,145            (1,056)         (1,175)
           Inventories                                                         3,775             1,047          (1,576)
           Prepaid expenses                                                      480               343           1,343
           Income tax receivable and other assets                              5,721            (5,852)           (244)
           Accounts payable                                                  (11,492)          (13,428)         13,508
           Accrued expenses and other current liabilities                       (588)            3,833          (4,699)
                                                                          ----------        ----------       ---------
                Total adjustments                                             40,147            26,344          (4,617)
                                                                          ----------        ----------       ---------
                Net cash provided by operating activities                     19,210             4,353           1,605
                                                                          ----------        ----------       ---------

Cash flows from investing activities:
   Additions to property and equipment                                        (1,491)           (6,731)         (6,118)
   Cost of acquisitions, exclusive of cash acquired                                -            (2,644)        (17,176)
   Proceeds from sale of property and equipment                                  788             1,007               -
                                                                          ----------        ----------       ---------
                Net cash used in investing activities                           (703)           (8,368)        (23,294)
                                                                          ----------        ----------       ---------

Cash flows from financing activities:
    Proceeds from Canadian revolving line of credit                           40,826            89,079         124,572
    Repayments of Canadian revolving line of credit                          (46,157)          (79,460)       (117,777)
    Proceeds from short term indebtedness                                          2                22           5,449
    Payments of short term indebtedness                                      (15,303)           (3,481)        (11,808)
    Proceeds from shareholder loans                                               13                 -               -
    Additions to long-term indebtedness                                            -               748          20,017
    Payments of long-term indebtedness                                          (458)             (982)           (703)
    Proceeds from issuance of preferred stock and warrants                     5,000                 -               -
    Payment of dividend income                                                  (307)                -               -
    Net proceeds from exercise of employee stock options                           -                50             498
                                                                          ----------        ----------       ---------
                Net cash provided by (used in) financing activities          (16,384)            5,976          20,248
                                                                          ----------        ----------       ---------

Effect of exchange rate changes on cash                                         (440)               65            (113)
       Net increase (decrease) in cash and cash equivalents                    1,683             2,026          (1,554)
Cash and cash equivalents at beginning of year                                 3,197             1,171           2,725
                                                                          ----------        ----------       ---------
Cash and cash equivalents at end of year                                  $    4,880        $    3,197       $   1,171
                                                                          ==========        ==========       =========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                 $    4,380        $    5,418       $   1,753
   Cash paid for income taxes                                             $    1,660        $    3,809       $   5,420

The notes to consolidated financial statements are an integral part of these statements.

                                       F6

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 29, 2000 and December 31, 1999

Note 1.  Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

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

Shares used in calculating basic and diluted EPS are as follows (in thousands):


                                                                                  2000          1999         1998
                                                                               ----------   ----------    ----------
          Weighted average common shares outstanding - basic                      5,243        5,243         4,898

          Dilutive securities:
              Common stock option                                                     -            -           149
              Contingent shares related to acquisitions                               -            -           157
                                                                               ----------   ----------    ----------
          Weighted average shares common outstanding - diluted                    5,243        5,243         5,204
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

Note 2. Agreement with Sam's Club
---------------------------------

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

Note 3. Acquisitions
--------------------

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

                                       F9

                      FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions under the Purchase Method of Accounting

On February 2, 1998, the Company acquired substantially all of the net operating assets and the business of Francisco Distributing Company, L.L.C. ("Francisco"), a produce marketing, distribution and repackaging company based in Los Angeles, California. As consideration for the net assets received, the Company paid $5,575,000 in cash, 285,437 shares of Company common stock valued at $19.27 per share based on the market value of the stock at the time of the transaction, and contingent consideration subject to a minimum of $2.5 million with a maximum of $16.6 million based on the pre-tax earnings of the business of Francisco for the 1998 and 1999 fiscal years subject to certain adjustments. The minimum contingent payments were recorded as a liability and were payable in cash, common stock or a combination of cash and common stock. In January 1999, the Company paid $1,000,000 in satisfaction of the minimum amount due for the contingent payment related to fiscal 1998. The payment was made in the form of $500,000 cash and issuance of 35,540 shares of common stock valued at $14.07 per share. The remaining 1998 contingent payment of $5.3 million was paid in cash in the second quarter of 1999. The 1999 contingent payment of $1.5 million was paid in cash in January 2000.

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

                                      F10

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINACIAL STATEMENTS (Continued)

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

Note 4.  Termination of Merger
------------------------------

On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint Holdings, Inc. ("FreshPoint") entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. In October 1999, the agreement was terminated by the Company and FreshPoint. The Company and FreshPoint each agreed to pay their respective expenses in connection with the contemplated transaction. The Company incurred merger-related expenses of $3,850,000 in fiscal 1999. The expenses consisted of legal and professional fees of $2,433,000, regulatory expenses of $63,000, severance costs paid to employees who were terminated in contemplation of the merger of $1,259,000, and stay-to-close payments, payments to such terminated employees to remain with the Company on an interim basis in order to enable the Company to re-align its administrative functions, and other costs, aggregating $95,000.

                                      F11

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Debt and Liquidity
--------------------------
Debt consists of the following (in thousands):

                                                                                December 29,   Decemember
                                                                                    2000           1999
                                                                                ------------- -------------
Subordinated note, net of unamortized discount of $411 and $737, respectively     $19,589         $19,263
Revolver                                                                            8,596          21,237
Canadian Revolver                                                                   3,756           9,088
Notes related to acquisitions (see Note 3)                                          6,132           5,644
Mortgage note payable, prime plus 1/4% due in monthly payments
   through March 2000; secured by land and building                                     -             332
Various equipment loans with interest rates from 6.75% to 14%
   maturities of one to five years                                                    665           1,725
                                                                                ------------- -------------
Total debt                                                                         38,738          57,289

Current portion                                                                    13,788          24,446
                                                                                ------------- -------------
Long-term debt, less current portion                                              $24,950         $32,843
                                                                                ============= =============

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

Throughout its operational restructuring during the past two years, the Company has pursued various financing opportunities in an effort to restructure the debt and equity of Fresh America. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") purchased 50,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of the Company's common stock for $5 million in cash proceeds. John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Subordinated Lender") exchanged $20 million of subordinated debt, the Hancock Preferred Stock and all accrued interest and dividends for 27,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of the Company's common stock.

The Company's Revolver with Bank of America, N.A. (the "Senior Lender") provided for borrowings of up to $22.0 million as of December 31, 1999 with outstanding borrowings as of that date of $21.2 million. The outstanding Revolver balance was reduced to $8.6 million, as of December 29, 2000. The $12.6 million reduction in the outstanding Revolver balance included payments of $5.0 million to meet regularly scheduled reductions in availability through September 30, 2000, as well as additional payments of $7.6 million including a payment equal to the amount of a Federal income tax refund received of $3.7 million. Pursuant to the terms of the Revolver, the Company and the Senior Lender agreed to permanently reduce the available balance of the Revolver to $8.6 million and agreed that all future payments by the Company would permanently reduce the available balance under the Revolver. The effective interest rate at December 29, 2000 was 9.53%. During 2001, the outstanding balance was reduced an additional $3.3 million with proceeds related to the sale of King's Onion House in Phoenix, Arizona, and another separate facility.

In conjunction with this restructure, the Senior Lender agreed to a payment schedule which will reduce the Company's indebtedness to the Senior Lender from $5.3 million, which was owed at the time of closing, to $3.8 million by year-end 2001. The Revolver has also been restated to a term note and the Senior Lender has agreed

                                      F12

                      FRESH AMERICA CORP. AND SUBSIDIAIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                      F13

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.  Disposition Costs and Impairment of Long-lived Assets
--------------------------------------------------------------

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

During this process, management evaluated the recoverability of the carrying value of the long-lived assets and related allocable goodwill of these operations. Impairment charges and other disposition costs recorded in fiscal 2000 and 1999 are as follows (in thousands):

                                                                           2000         1999
                                                                           ----         ----
                  Impairment of property and equipment                    $10,584      $     -
                  Impairment of goodwill                                    2,207       10,553
                  Loss on disposition of property and equipment                 -          976
                  Closure costs:
                      Liability for future lease commitments                    -        1,161
                      Severance                                                 -          412
                      Other                                                     -          418
                                                                          -------      -------
                                                                          $12,791      $13,520
                                                                          =======      =======

As of December 29, 2000 and December 31, 1999, $704,000 and $117,000 for lease commitments and $535,000 and $417,000 for other closure costs had been paid.

Note 7.  Accounts Receivable
----------------------------

Accounts receivable consist of (in thousands):

                                      F14

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                         December 29,         December 31,
                                                             2000                1999
                                                     -------------------   ------------------
         Accounts receivable                                $37,312             $61,478
         Less allowance for doubtful accounts                (1,537)             (2,593)
                                                     -------------------   ------------------
                                                            $35,775             $58,885
                                                     ===================   ==================


The following table summarizes the activity in the Company's allowance for doubtful accounts in fiscal 1998 through 2000 (in thousands):

                       Balance at
                       Beginning         Bad Debt      Acquired                        Balance at
       Fiscal Year      of Year          Expense       Companies       Write-offs      End of Year
       -----------      -------          -------       ---------       ----------      -----------
          2000         $ 2,593           $ 1,912      $      -        $   (2,968)      $     1,537
          1999           1,697             6,031             -            (5,135)            2,593
          1998             943             1,230           700            (1,176)            1,697

Note 8.  Property and Equipment
-------------------------------

Property and equipment consist of (in thousands):

                                                                                December 29,         December 31,
                                                                                    2000                1999
                                                                             -------------------  ----------------
                   Land                                                         $    606             $    727
                   Buildings                                                       4,375                5,328
                   Machinery, furniture, fixtures and equipment                    6,740               18,010
                   Trucks and trailers                                             3,567                4,586
                   Leasehold improvements                                          2,798                7,177
                                                                             -------------------  ----------------
                                                                                  18,086               35,828
                   Less accumulated depreciation and amortization                 (8,142)             (11,388)
                                                                             -------------------  ----------------
                    Property and equipment, net                                 $  9,944             $ 24,440
                                                                             ===================  ================

Note 9. Income Taxes
--------------------

The components of income tax expense (benefit) consisted of (in thousands):


                                                                               Fiscal Year Ended
                                                              December 29,         December 31,       January 1,
                                                                  2000                 1999              1999
                                                         -------------------- ------------------- ----------------
                 Current:
                      Foreign                                   $ 542              $ 2,190            $1,709
                      Federal                                     100               (3,979)            2,346
                      State                                       783                 (404)              331
                   Deferred                                      (592)                (437)              655
                                                         -------------------- ------------------- ----------------
                                                                $ 833              $(2,630)           $5,041
                                                         ==================== =================== ================

Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following (in thousands):

                                      F15

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                     December 29,      December 31,        January 1,
                                                                         2000              1999               1999
                                                                   ----------------  -----------------   --------------
Federal income tax expense (benefit) at statutory rate                   $(7,703)          $(8,617)            $3,942
Increase (reduction) in income taxes resulting from:
Change in the beginning-of-the-year balance of the valuation
    allowance for deferred tax assets (1)                                  7,698             4,586                  -
Nondeductible goodwill amortization and impairment                           113             2,092                  -
Tax rate and other differences related to Canadian
    subsidiaries                                                               -               490                573
Non-deductible transaction costs                                               -                 -                233
State income taxes, net of federal income tax effect                         192              (262)               215
Adjustment to prior year's estimated provision                               533              (947)                 -
Other                                                                          -                28                 78
                                                                   ----------------  -----------------   --------------
                                                                         $   833           $(2,630)            $5,041
                                                                   ================  =================   ==============

        (1) The fiscal 2000 change in the valuation allowance includes $667 allocated to the extraordinary gain on extinguishment of debt.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                            December 29,         December 31,
                                                                2000                 1999
                                                         -------------------  -------------------
   Deferred tax assets:
     Net operating loss carry forwards                         $  5,911             $   2,863
     Property and equipment, principally
      depreciation and impairment                                 3,439                     -
     Goodwill, principally impairment                               491                     -
     Accruals not currently deductible                            2,028                 2,318
     Other                                                          169                    32
                                                         -------------------  -------------------
      Total deferred tax assets                                  12,038                 5,213
     Less valuation allowance                                   (11,617)               (4,586)
                                                         -------------------  -------------------
     Net deferred tax asset                                         421                   627
   Deferred tax liabilities:
     Income not currently taxable                                   124                   295
     Property and equipment depreciation                              -                   451
     Goodwill                                                         -                   176
                                                         -------------------  -------------------
      Total deferred tax liabilities                                124                   922
                                                         -------------------  -------------------
   Net deferred tax asset (liability)                          $    297             $    (295)
                                                         ===================  ===================

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

Note 10.  Options and Warrants
------------------------------

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

The following table summarizes stock option activity under the Plans for fiscal 1998 through fiscal 2000:

                                                                                                   Weighted
                                                                                                    Average
                                         Stock Options                    Option Price Range        Exercise
                                   Issued        Exercisable              Low           High         Price
                                   ------        -----------              ---           ----         -----
  At January 2, 1998               326,339         291,839             $  3.55         $25.50        $10.11
    Granted                         78,500                               12.75          19.88         16.51
    Exercised                      (30,140)                               3.55          11.75          7.11
    Canceled                        (1,000)                              14.00          14.00         14.00
                                  --------
  At January 1, 1999               373,699         315,199             $  3.55         $25.50        $11.69
    Granted                         20,000                               13.75          13.75         13.75
    Exercised                       (5,353)                               3.55          14.00          9.41
    Canceled                       (54,250)                               5.00          17.75         13.63
                                  --------
  At December 31, 1999             334,096         319,096             $  3.55         $25.50        $11.53
    Granted                        413,750                                2.00           4.50        $ 3.00
    Canceled                      (154,806)                               3.55          25.50        $ 9.66
                                  --------
  At December 29, 2000             593,040         344,290             $  2.00         $19.88        $ 5.83
                                  ========

                                      F17

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about the Company's stock options outstanding as of December 29, 2000:

                                              Options Outstanding                          Options Exercisable
                                         -----------------------------                 ---------------------------
                                                           Weighted-
                                            Number          Average         Weighted       Number       Weighted
                                         Outstanding       Remaining        -Average     Exercisable    -Average
                     Range of            at Dec. 29,      Contractual       Exercise     at Dec. 29,    Exercise
                 Exercise Prices             2000             Life            Price         2000          Price
            ------------------------     -----------   ---------------   ------------  -------------  ------------
              $2.00   to     $5.00         426,787           9.0 years      $ 3.06        178,037       $ 4.53
               5.01   to      7.00          31,253           1.7              6.48         31,253         6.48
               7.01   to      9.00          12,000           3.5              8.90         12,000         8.90
              11.01   to     13.00          32,500          11.5             11.75         32,500        11.75
              13.01   to     15.00          43,000           1.2             13.93         43,000        13.93
              17.01   to     19.00          32,500          10.2             17.25         32,500        17.25
              19.01   to     19.88          15,000           7.6             19.88         15,000        19.88
                                         ---------                                     ----------
                                           593,040                                        344,290
                                         =========                                     ==========

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

                                                                                          Fiscal Year
                                                                                 (In thousands, except earnings
                                                                                         per share data)
                                                                                 ------------------------------
                                                                                   2000       1999       1998
                                                                                   ----       ----       ----
            Net income (loss) applicable to common shareholders - as reported    $(21,635) $(21,991)    $6,222
            Net income (loss) applicable to common shareholders - pro forma       (21,893)  (22,319)     5,801
            Earnings (loss) per share - as reported:
                 Basic                                                              (4.13)    (4.20)      1.27
                 Diluted                                                            (4.13)    (4.20)      1.20
            Earnings (loss) per share - pro forma:
                 Basic                                                              (4.18)    (4.26)      1.18
                 Diluted                                                            (4.18)    (4.26)      1.11

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

Note 11. Employee Benefit Plan
------------------------------

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

Note 12.  Contingencies and Commitments
---------------------------------------

   The Company is obligated under certain noncancelable operating leases (with initial or remaining lease terms in excess of one year). The future minimum lease payments under such leases as of December 29, 2000 are (in thousands):

                      Fiscal years ending:
                        2001                                         $ 7,840
                        2002                                           5,505
                        2003                                           3,914
                        2004                                           3,308
                        2005                                           2,534
                        Thereafter                                     4,695
                                                                     -------
                              Total minimum lease payments           $27,796
                                                                     =======


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

Note 13.  Quarterly Financial Data (Unaudited)
----------------------------------------------

Summarized quarterly financial data is as follows (in thousands, except earnings per share data):

                                                    Fiscal 2000/(a)/
     --------------------------------------------------------------------------------------------------------------
                                              First Qtr.        Second Qtr.        Third Qtr.        Fourth Qtr.
                                              ----------        -----------        ----------        -----------
     Net sales                                $ 142,652         $  163,585        $   138,458       $  109,859
     Gross profit                                15,149             18,507             14,074           10,655
     Gross margin                                  10.6%              11.3%             10.16%            9.70%
     Net income (loss)                           (1,881)               811               (596)         (19,271)
     Net income (loss) applicable to
         common shareholders                  $  (1,881)        $      633        $      (856)      $  (19,531)
     Earnings (loss) per share - basic             (.36)               .12               (.16)           (3.73)
     Earnings (loss) per share - diluted           (.36)               .08               (.16)           (3.73)

                                                    Fiscal 1999/(a)/
     --------------------------------------------------------------------------------------------------------------
                                              First Qtr.        Second Qtr.        Third Qtr.        Fourth Qtr.
                                              ----------        -----------        ----------        -----------
     Net sales                                $ 173,427         $  194,102        $   151,220       $  151,126
     Gross profit                                22,006             23,691             14,472           17,729
     Gross margin                                  12.7%              12.2%               9.6%            11.7%
     Net income                               $   1,181         $    1,253        $   (11,445)      $  (12,980)
     Earnings per share - basic                    0.23               0.24              (2.18)           (3.73)
     Earnings per share - diluted                  0.22               0.23              (2.18)           (3.73)

(a)  Each quarter in the 52-week year contains 13 weeks.

                                       F19

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED STATEMENTS (Continued)

Note 14.  Segment and Related Information
-----------------------------------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about products and services. Because of the general focus of the Company's business of handling fresh produce and the interrelated nature of the Company's business activities, all of which are generally conducted at each of the Company's locations, management of the Company does not capture the financial results of the interrelated business activities in its financial information systems by type of activity at each location or for the Company as a whole. The management of the Company measures performance based on the gross margins and pretax income generated from each of the Company's operations. Pretax income for the purpose of management's analysis does not include corporate overhead such as selling, general and administrative expenses and income tax expense. Since the business units have similar economic characteristics and are engaged in procurement, processing and distribution of produce, they have been aggregated into one reportable segment for reporting purposes. See Note 2 - "Agreement with Sam's Club" for discussion of the Company's major customer.

Summarized information regarding the Company's significant operations in different geographic areas, including domestic operations, as of and for the three fiscal years ended December 29, 2000 follows (in thousands):

                                                                     Long-Lived
                                                       Net Sales       Assets
                                                     ------------   -----------
                           December 29, 2000
                                United States          $498,655       $34,704
                                Canada                   55,889         2,003
                                                       --------       -------
                                      Total            $554,554       $36,707
                                                       ========       =======
                           December 31, 1999
                                United States          $576,658       $46,976
                                Canada                   93,217         3,985
                                                       --------       -------
                                      Total            $669,875       $50,961
                                                       ========       =======
                           January 1, 1999
                                United States          $523,566       $55,924
                                Canada                   85,924         3,437
                                                       --------       -------
                                      Total            $609,409       $59,361
                                                       ========       =======

                                      F20