Form 10-K
period 2001-12-28
FRESH AMERICA CORP
filed 2002-03-28
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2001

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
NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                             Name of Each Exchange on Which
-------------------                             -------------------------------
Registered                                      None
Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants was $1,824,103 as of March 22, 2002. For purposes of the above statement, all directors and officers of the registrant are presumed to be affiliates.

The number of common shares outstanding of the registrant was 8,410,098 as of March 22, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS.

Fresh America Corp. ("Fresh America", or the "Company", "we", "us", or "our"), a Texas corporation founded in 1989, provides procurement, processing/repacking, warehousing and distribution services of fresh produce and other refrigerated food products for a wide variety of customers in the retail, food service and food distribution businesses. Additional services, such as inventory planning and customer support, are also provided as areas of unique specialization. Because of the perishable nature of fresh fruits and vegetables, distribution requires specialists such as Fresh America that can maintain the "cold chain" of distribution to ensure safety, quality and yield for the wide variety of products available in today's marketplace. The Company serves over 1,900 customers in 37 states through eight distribution facilities and two sales and marketing offices. The distribution facilities are located in Arlington and Houston, Texas; Atlanta, Georgia; Scranton and Wilkes-Barre, Pennsylvania; Richmond, Indiana; Chicago, Illinois and Los Angeles, California. The sales and marketing offices are located in Walnut Creek and Visalia, California. In November 2001, the Company moved all central office operations from Dallas, Texas to its existing facility in Arlington, Texas.

Products

The Company provides and procures approximately 500 items in several product categories, including fresh produce, refrigerated prepackaged produce, and processed foods. Fresh produce includes staple items such as apples, lemons, lettuce, bananas, oranges, grapefruit, onions, tomatoes, potatoes and garlic, and seasonal items such as strawberries, papayas, cherries, grapes, peaches, plums, avocados and watermelons.

Refrigerated prepackaged produce includes presliced fruits and vegetables, including party trays of fresh, precut vegetables. The Company also provides certain specialty types of produce.

At each of its locations, the Company provides fresh produce and related products and services in three primary areas of specialization: program distribution, wholesale and processing/repacking. An expanded description of these areas of specialization follows:

Program Distribution. Due to the handling requirements associated with fresh fruits and vegetables and Fresh America's integrated distribution network and related services, Fresh America offers specialized services to various retail, food service and supply businesses in the industry. These services allow customers, such as Dole Fresh Vegetables, Inc. to outsource certain aspects of their fresh produce distribution function to Fresh America. These services include category management, product consolidation and freight forwarding.

Wholesale. The Company procures certain items from all major growing areas in order to sell and provide services to national and regional retail and food service accounts. These accounts include supermarkets, independent grocers and broad-line food service distributors.

Processing/Repacking. The Company performs certain value-added functions for customers that complement the other services it provides. These functions include produce ripening and repackaging functions: the assembly and preparation of fruit baskets and party trays of precut vegetables; and the processing and packing of various produce items. Certain locations employ highly specialized ripening, sorting and packing equipment designed to increase efficiencies and decrease costs.

Facilities and Personnel

The Company currently conducts its operations out of eight distribution facilities located in California, Georgia, Illinois, Indiana, Pennsylvania and Texas and two sales and marketing offices in California. In addition to these facilities, in 2001 the Company had a location in Canada which was sold in March 2001, a location in Arizona which was sold in April 2001, and a Florida location which was closed in May 2001. The Company maintains its headquarters in Arlington, Texas.

Each distribution center employs between 9 and 116 employees, most of whom are involved in receiving and shipping, as well as driving the vehicles in the Company's transportation fleet. The distribution centers are designed for receiving, cold storage, sorting and shipping and are positioned to allow the Company to distribute perishable products by truck to its customers throughout the respective regional geographical area. Fresh America operates from approximately 758 thousand square feet of warehousing and processing space. See "Item 2. Properties."

Fresh America's products are delivered from its distribution centers to customers utilizing Fresh America's fleet of leased and owned tractors, refrigerated trailers and refrigerated trucks, as well as third party trucking companies.

Fresh America refers to its employees as "associates" and attempts to maintain a team spirit among all of its associates. Management believes that the Company's relations with its associates are good. As of March 22, 2002 the Company employed a total of approximately 374 full-time associates and 4 part-time associates, including approximately 33 corporate associates and 345 regional associates. The Company's operations in Scranton, Pennsylvania and Los Angeles, California have collective bargaining agreements with their warehouse associates.

Strategy

As discussed below in "Acquisitions/Divestitures", during 1999 through 2001, the Company divested all locations viewed as non-strategic or non-profitable, including specialty food service operations. Today, the Company is focusing on enhancing areas of proven performance, and in the near term, the Company will pursue a slower, more controlled pace of growth than in prior years. Fresh America intends to take advantage of its existing infrastructure and enhance efficiencies in its current operations. The Company's strategic initiatives include:

      . Integration. To create efficiencies and enhance control, management has designated the integration of all current facilities as a key initiative beginning in the fall of 2001 and continuing into 2002. The two primary components of this integration are the centralization of accounting and administrative functions and the implementation of an industry-specific software system at all locations. We believe these initiatives will allow the Company to further reduce administrative headcount, as well as improve the Company's ability to analyze and effectuate operational improvements in margin and expense control.

      . Quality Control. The Company focuses on quality and freshness at each step of the receipt, processing and distribution process. Because most of the products delivered by the Company are perishable, proper handling, including maintenance of constant temperature and humidity, is critical to the control of product spoilage. Produce is transported to and from the Company's operating locations in refrigerated, temperature-monitored trucks. When produce is to be received, the Company's personnel inspect the products to ensure that quality specifications have been satisfied. Accepted items are immediately stored in product specific, temperature-controlled environments. On average, inventory is turned in approximately three days.

      . Purchasing. The Company has established a preferred supplier network for core items which is facilitated through its central procurement department. With this system the Company selects its preferred suppliers and regularly monitors their ability to provide quality price and service. Through the volume of purchases in this program, the Company is able to obtain fresh produce of premium size, quality and appearance at competitive costs. In addition, in most of its operating locations, Fresh America employs purchasing agents who purchase produce directly from growers, shippers and grower cooperatives. In many cases, the Company purchases produce only from selected warehouses within a supplier's system based on management's assessment of the quality provided by the particular warehouses. Although purchases by Fresh America frequently constitute a significant portion of a particular supplier's sales, no single supplier accounts for more than 10% of Fresh America's costs of goods sold. Management believes that all of the items stocked in its inventory are available from numerous suppliers at competitive prices. The Company estimates approximately 15% of the volume of purchases are done through the Company's central procurement department.

      . Brand Equity. As a result of acquisitions during 1995 through 1998, the Company began operating under various business names at certain locations. One key component of our integration initiative identified during 2001 was to have all locations operate under the name "Fresh America", except where we believed there was significant brand equity from the existing name. After analyzing this item, the Company believes three locations have this level of brand equity:
            Perricone Citrus (Visalia, CA), Jos. Notarianni & Co. (Scranton, PA) and Francisco Distributing (Los Angeles, CA). Each of these locations is currently continuing to operate under these specified names with the extension of "A Division of Fresh America".

            Additionally, in October 2001, Fresh America signed a five-year agreement with the Sholl Group to become the exclusive licensee packer of Green Giant Fresh tomatoes and bell peppers. This agreement supports our strategic retail branding strategy. As a result, Fresh America is the only tomato and pepper repacker to have the ability to offer national retailers three brand choices: industry, private and consumer. Green Giant Fresh also complements our food safety, packaging and procurement initiatives and this exclusive agreement has the potential to enhance Fresh America's success as a repacker in the industry.

      . Contracts and Business Arrangements. Fresh America's business relationships with its customers are established on the basis of daily orders as well as program and service arrangements. Daily orders are typically priced to customers on the basis of cost to the Company plus a pre-determined margin. Daily orders range in duration from one day to one month. Anything in excess of one month in duration is considered to be a program and service arrangement. The program and service arrangements are priced to customers as either pre-determined margin contracts, like those used for daily orders, or fee for service contracts where the price remains constant and the Company's margin fluctuates with the changes in the market prices at which the product is purchased. Due to the perishable nature of the Company's products and fluctuating commodity prices, the Company's program and service arrangements are usually negotiated on a seasonal basis, with an average duration of three to six months. If renewed at the end of a term, the program and service arrangements are typically renegotiated based on market conditions existing at that time. Each contract is set up individually and depending on the contract, the Company has a varying level of ability to increase or decrease prices consistent with fluctuations in the market. When the Company enters into fee for service contracts, which do not provide for the ability to change prices to correspond with market fluctuations, the Company attempts to negotiate corresponding fixed price agreements with growers/shippers. This matching process will reduce the Company's exposure during markets of increasing commodity prices.

Customers, Competition and Seasonality

Customer Concentration. Sam's Club, a division of Wal-Mart Stores, Inc. ("Sam's") accounted for 7.1% of sales in 2001, 30.0% of sales in 2000 and 30.5% in 1999. The reduction in sales to Sam's in 2001 stems from the expiration of a distribution agreement with the Company. The sales to Sam's in 2001 were comprised solely of value-added processing/repacking. See Item 1 - "Acquisitions and Divestitures".

Back Log Orders.  The Company did not have any backlog orders at year end.

Competition. The Company operates in highly competitive markets, and its success will be largely dependent on its ability to manage product from source to customer. The produce industry is highly fragmented and is primarily comprised of small, family-owned operations serving local and regional markets. The Company also competes with national food service and wholesale food distribution companies. Due to the commodity nature of certain of our products, we operate in highly competitive markets, and our success will be largely dependent on our ability to provide quality products and services at a value to our customers. Only a few well-established companies operate on both a national and regional basis. We face strong competition from these as well as smaller regional companies in all of our product lines. Competitive considerations include:

      . some competitors may have substantially greater financial resources and operating flexibility to react to changes in the marketplace;

      . some of our products compete with imports and private label products and are sensitive to competition from regional brands; and

      . we cannot predict the pricing or promotional actions of our competitors and if we do not respond appropriately to reduced pricing or discounts or if we raise prices, we could lose market share.

Seasonality. See Item 7-MD&A under the caption "Quarterly Results and Seasonality" for information about the seasonality of the Company's business.

Acquisitions/Divestitures

The Company commenced operations in 1989 by delivering produce to one Sam's location. The success of the initial venture in Houston, Texas allowed the Company to rapidly expand its relationship with Sam's and provide produce for 375 Sam's locations in the Midwest, Northeast, Southeast and Southwest at the peak of its distribution arrangement with Sam's. The Company's distribution agreement with Sam's (the "Sam's Agreement") was governed by a written contract which expired on October 24, 2000. Thereafter, Sam's began internal distribution of produce for all of its' clubs; however, the Company continues to supply certain produce items to Sam's on a non-contractual basis.

Because the Company understood the Sam's Agreement would expire in 2000, in 1995 the Company began to implement a strategy to attract new customers over a wider geographical area and diversify its customer base into other areas of produce distribution. In executing its strategy, the Company completed 16 acquisitions from 1995 through 1998 and added various customer alliances involving fresh produce procurement, warehousing, distribution and/or marketing. Through these acquisitions and new customer relationships, the Company expanded its cold chain distribution network to become national in scope, diversified its customer and supplier relationships and expanded its value-added processing capabilities. Six of these acquisitions in the specialty food service business never achieved sufficient market presence and were closed or sold during the period from September 1999 to May 2001.

The table below identifies the acquisitions, their primary area(s) of distribution and specialization and, where appropriate, the date divested:


                                                                                         Primary
Date Acquired                           Company                          Location        Services/a/ Date Divested
-------------                           -------                          --------        ---------   -------------
September 1995       Lone Star Produce, Inc.                       Austin, TX                1       November 1999
November 1996        Produce Plus, Inc./b/                         Houston, TX               1                -
January 1997         Chef's Produce Team                           Los Angeles, CA           1       October 1999
March 1997           One More Tomato, Inc./b/                      Houston, TX               3                -
May 1997             Pittman Produce of Orlando, Inc.              Orlando, FL               1       September 1999
August 1997          C. Kalil Fruit & Vegetable, Inc./b/           Houston, TX              2,3               -
September 1997       Bano Quality Produce, Inc.                    Baton Rouge, LA          1,3      November 1999
December 1997        Premier Produce, Inc.                         San Antonio, TX           1       October 1999


December 1997        Tomahawk Produce, Inc.                        Atlanta, GA             1,2,3    September 1999/g/
January 1998         Hereford Haven, Inc. d/b/a Martin Bros.       Dallas, TX               2,3              -
February 1998        Francisco Distributing Co.                    Los Angeles, CA           2               -
March 1998           Ontario Tree Fruits Ltd. and Affiliates       Toronto, Ontario          2      March 2001/d/
August 1998          Jos. Notarianni & Co.                         Scranton, PA             2,3              -
October 1998         King's Onion House                            Phoenix, AZ              2,3     April 2001/e/
October 1998         Thompson's Produce Company                    Pensacola, FL            1,3     May 2001/f/
November 1998        Sam Perricone Citrus Company                  Los Angeles, CA           2      February 2000/c/

/a/ Primary Services: 1. Specialty Food Service; 2. Retail/Wholesale; 3. Value-Added.
/b/ Subsequent to their acquisition dates, these companies were integrated into one location in Houston, Texas in order to reduce costs and increase efficiencies.
/c/ Perricone closed its market operation in Los Angeles, California and continues to operate its brokerage business in Walnut Creek and Visalia, California.
/d/ The operating assets of Ontario Tree Fruits, Ltd. and its affiliates were sold in March 2001.
/e/   All outstanding common stock for King's Onion House was sold in April
      2001.
/f/   Original asset purchase rescinded by legal arbitration in May 2001.
/g/ The Company relocated Tomahawk's remaining tomato repacking operation to its distribution facility in Atlanta.

In March 2001, the Company sold the operating assets of its Canadian operation to better focus on its domestic opportunities. When a major Canadian customer was lost during 1999, the Company was not able to replace the lost business and the Canadian operations did not fit well with the Company's focus on value-added services and products. The Canadian operations incurred losses of $2.0 million during fiscal 2000 and $2.0 million in the first quarter 2001. However, by taking advantage of the import knowledge gained through the Canadian operations, the Company continues to provide its customers with imported produce through its other operating divisions.

In April 2001, the Company sold all of the outstanding capital stock of King's Onion House. The Company was not able to achieve profitable operations in fiscal 2000 and did not believe Phoenix represented a strategic market for the Company. King's Onion House incurred losses of $5.5 million during fiscal 2000.

Through an arbitration, the original October 1998 purchase by Fresh America of the assets of Thompson's Produce Company was rescinded, effective May 12, 2001. As a result, the Company was relieved of its real property lease obligations in Pensacola, Florida (total future rental payments of $5.4 million) in exchange for the return of net assets totaling $1.4 million. This location was a non-performing asset for the Company, with losses totaling $3.3 million during fiscal 2000 and approximately $850,000 in the first quarter of 2001.

In August 2001, the Company sold the assets of Bacchus Fresh International, which was acquired in connection with the Canadian operations in March 1998, and an idle real estate property at Cutten Road in Houston, Texas. The net proceeds from these asset sales of approximately $871,000 were used to repay a portion of the Company's senior term debt.

A table illustrating the performance of ongoing and divested operations for fiscal 2001 is included in Item 7 - MDA.

Financial Restructuring

Throughout its operational restructuring during the past three years, the Company has pursued various financing opportunities in an effort to restructure its senior bank and subordinated debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") purchased 50,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock for total cash proceeds of $5 million. Arthur Hollingsworth, an affiliate of NTOF and the Company's Chairman of the Board, subsequently purchased from NTOF, for the same price as paid by NTOF, 3,500 shares of Series D preferred stock and warrants exercisable for 5,887,069 shares of our common stock. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3

Limited (collectively, the "Hancock Entities") exchanged
$20 million of subordinated debt, warrants to purchase 576,134 shares of the Company's common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock. The warrants are exercisable for a ten-year period that commenced on August 14, 2001 and ends August 14, 2011. The exercise price of the warrants is $.0001 per share and the warrants are subject to anti-dilution provisions providing adjustment in the event of any recapitalization, stock dividend, stock split, reorganization, merger or similar transaction or certain issuances of shares below their market value.

The warrants issued to NTOF, Mr. Hollingsworth and the Hancock Entities cannot be exercised until the Company's articles of incorporation are amended to increase the Company's authorized common stock from 10 million shares to 250 million shares and decrease the common stock's stated par value from $.01 to $.0001 per share (the "Charter Amendment"). In connection with the financial restructuring, the Company held a special meeting of its shareholders which was adjourned on December 28, 2001, and reconvened on December 29, 2001. The Company's shareholders were asked to approve the Charter Amendment. At the special meeting, the Charter Amendment failed to receive the necessary approval of the holders of a supermajority of the shares of the issued and outstanding stock; therefore, the Company's articles of incorporation have not been amended and the warrants issued to NTOF, Mr. Hollingsworth and the Hancock Entities are not exercisable.

Because the Charter Amendment was not approved, the holders of the Series D preferred stock received increased rights under the terms of the Series D preferred stock. Initially, each share of the 77,000 shares of Series D preferred stock had the right to receive cumulative dividends, payable monthly in cash and calculated on the basis of an annual dividend rate of $8 for each share plus interest on any accrued but unpaid dividends. Because the Charter Amendment was not approved at the special meeting, the annual dividend rate increased to $18 per share on December 31, 2001. However, the Company has obtained a waiver for the enhanced dividend amount from the Series D preferred shareholders for the period from December 29, 2001 until January 3, 2003. Therefore, the annual dividend rate will not increase to $18 per share during this period, but will remain at the original annual dividend rate of $8 for each share of preferred stock. The Company may not declare a dividend on any other class of capital stock so long as any accrued dividends for the preferred stock have not been paid. If the Company pays a dividend to holders of any other class of the Company's capital stock, then the Company will pay a dilution fee to the holders of the preferred stock.

When the Charter Amendment was not approved at the special meeting, the holders of preferred stock also became entitled to vote as a separate class for all matters on which the holders of common stock are entitled to vote, with each share entitled to one vote per share; however, where applicable law prevents class voting, holders of the preferred stock are entitled to vote together with the holders of common stock with each share of preferred stock entitled to 250 votes per share, being 11,625,000 votes for NTOF, 875,000 for Mr. Hollingsworth and 6,750,000 for the Hancock Entities.

The Series D preferred shareholders have a put right on the Series D preferred stock after August 14, 2004, and immediately upon any breach by the Company of the financial restructuring agreements or any sale, merger or change of control of the Company at $100 per share plus accrued and unpaid dividends. Because the requisite shareholder approval for the Charter Amendment was not obtained, the holders of Series D preferred stock have the right to exercise their put right at three times the face value of the preferred stock ($300 per share), such amount being $13,950,000 for NTOF, $1,050,000 for Mr. Hollingsworth and $8,100,000 for the Hancock Entities plus accrued and unpaid dividends. Additionally, the holders of the Series D preferred stock, have the right to redeem their shares of Series D preferred stock on the same terms of the put right after April 30, 2007 or immediately upon the occurrence of any sale, merger or change of control of the Company, any qualified public offering with net proceeds of at least $20,000,000 or any private equity financing with net proceeds of at least $20,000,000.

Each share of Series D preferred stock has a preference upon liquidation, dissolution, winding up or sale of the Company equal to $100 per share plus accrued and unpaid interest. Because the requisite shareholder approval for the Charter Amendment was not obtained, the holders of the preferred stock have the right to a liquidation preference payment equal to the face value of the preferred stock plus 90% of the fair market value of the remaining property of the Company and the holders of the Company's common stock will have the right to a liquidation preference payment equal to the remaining 10% of the fair market value of the remaining property of the Company.

Under the terms of the Series D preferred stock and the Shareholders Agreement dated August 14, 2001 by and among the Company, NTOF and the Hancock Entities, NTOF has the right to appoint three directors to the Board of Directors and the Hancock Entities have the right to collectively appoint one director to the Board of Directors, unless they waive such right. Because the Hancock Entities waived their right to appoint a director, NTOF appointed four members to the Company's Board of Directors in October 2001. The current Board of Directors consists of five members. In addition, NTOF and the Hancock Entities each have the right to designate one observer to attend all meetings of the Board of Directors. Under the Shareholders Agreement, the Company granted each holder of preferred stock the preemptive right to purchase, pro rata, all or any part of new securities offered by the Company. The Shareholders Agreement also grants each holder of Series D preferred stock the right of first offer and co-sale rights in the event another holder of Series D preferred stock elects to sell its stock. Prior to a public offering with net proceeds of at least $20,000,000, if the holder of 50% or more of the outstanding capital stock of the Company elects to sell all of its shares, then the holder will have pull-along rights with respect to the non-selling holders of preferred stock.

Under the Securities Exchange and Purchase Agreement dated August 14, 2001 (the "Purchase Agreement") by and among the Company, NTOF and the Hancock Entities, the Company has granted registration rights to NTOF and the Hancock Entities. The registration rights granted include two rights to demand that the Company register the holder's shares for resale to the public pursuant to the Securities Act of 1933, an unlimited number of rights to register the holder's shares for resale to the public pursuant to other public offerings and, upon the Company's eligibility for use of Form S-3 under the Securities Act of 1933, an unlimited number of rights to register the holder's shares for resale to the public on Form S-3.

The Purchase Agreement also requires the Company to obtain NTOF's and/or the Hancock Entities' consent prior to taking certain actions in the operation of its business, other than pursuant to the terms of the financial restructuring. These actions include, but are not limited to, amending the Company's organizational documents adversely to NTOF and the Hancock Entities, declaring any dividends, selling or leasing any assets of the Company outside of the ordinary course of business, selling any additional capital stock of the Company (except pursuant to existing warrants and under the Company's stock option plan for employees), entering into any transactions with affiliates (other than in arms-length transactions), paying any management or consulting fees, acquiring any debt or equity interest in another entity, increasing the compensation of any executive officer by 5% or more, terminating any key employee, adopting a new employee benefit plan or employment agreement, acquiring any property for more than $500,000 or making any capital expenditure greater than $250,000 individually or $1,000,000 in the aggregate.

The Company intends to submit the Charter Amendment to the Company's shareholders at its 2002 Annual Meeting of Shareholders. The Series D preferred stock represents 68% of the combined voting power of the Company's capital stock entitled to vote on the Charter Amendment and therefore holds a sufficient number of shares needed to approve the Charter Amendment without any other shareholder vote in favor of the Charter Amendment. The Company believes that the holders of the Series D preferred stock currently intend to vote their shares in favor of the Charter Amendment.

The Shareholders Agreement also requires the Company, upon receiving an "unlocking proposal" as defined, representing a bona fide offer from an unrelated third party to enter into a sale transaction, and upon receiving notice from either NTOF or the Hancock Entities, to use good faith and commercially reasonable efforts to consummate the proposed transaction or, if the Company fails to accept the unlocking proposal, the holder will have the right to require the Company to purchase such shareholder's capital stock based upon the price that would have been paid to such holder in the sale transaction.

The following table sets forth information concerning the beneficial ownership of the Company's capital stock if the Charter Amendment is approved at the 2002 Annual Meeting of Shareholders.

                             Post Charter Amendment
                               Security Ownership


                                                             Number of Shares        Percent of        Number of Shares of   Percent
                    Beneficial Owner                          of Common Stock         Class(1)         Series D Preferred   of Class
                    ----------------                          ---------------         -----            ------------------   --------
NTOF                                                           78,213,911(2)             46.5%          46,500              60.4%
Existing shareholders other than management                     8,378,416(5)              5.0%
Hancock Entities                                               45,414,529                27.0%          27,000              35.1%
Arthur Hollingsworth                                            5,887,069(6)              3.5%           3,500              4.5%
Management share distribution:
     Darren Miles                                               2,724,872(4)              1.6%
     Steve Finberg                                              2,751,372(4)(7)           1.6%
     Cheryl Taylor                                              2,724,872(4)              1.6%
     Colon Washburn                                             1,122,435(8)              0.7%
Existing warrants                                                 300,000                 0.2%
Options under stock option plans not held by                      146,250                 0.1%
        management
Option pool to be issued to existing associates                 7,450,000                 4.4%
Option pool to be issued to future associates                  13,088,234                 7.8%



(1) Percentages are based upon 8,410,098 shares (the total number of shares of common stock outstanding as of March 22, 2002) plus the total number of shares underlying all outstanding options and warrants regardless of whether such options or warrants are currently exercisable or subject to contingency.

(2) Represents warrants to purchase 78,213,911 shares of common stock owned by NTOF which becomes exercisable upon approval of the Charter Amendment.

(3) Represents warrants to purchase 45,414,529 shares of common stock owned by the Hancock Entities which becomes exercisable upon approval of the Charter Amendment.

(4) Represents options to purchase 2,724,872 shares of common stock which the Company intends to issue upon the approval of the Charter Amendment.

(5) Includes 3,166,694 shares of common stock held by Larry Martin. Mr. Martin retired from the Company's employment and resigned as a director effective December 1, 2001.

(6) Represents warrants to purchase 5,887,069 shares of common stock owned by Arthur Hollingsworth which become exercisable upon approval of the Charter Amendment.

(7) Includes options to purchase 26,500 shares of common stock which are currently exercisable.

(8) Includes options to purchase 1,000,000 shares of common stock which the Company intends to issue upon approval of the Charter Amendment. Includes options to purchase 90,753 shares of common stock which are currently exercisable.

At the time of the restructuring the Company's senior lender, Bank of America, agreed to an extension of the maturity date of the Company's term credit facility until January 2, 2002. Subsequent to the financial restructuring, Bank of America assigned its interest in the term credit facility to Endeavour, LLC (the "Senior Lender") and the Senior Lender further extended the term credit facility to January 6, 2003. The Company is pursuing a revolving credit facility with a new lender to replace the existing term facility with a revolving credit facility prior to the maturity of the term loan. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its senior credit facility beyond January 2003, if that becomes necessary. See "Liquidity and Capital Resources" under Item 7 - MD&A.

Management believes that the combination of the effects of the financial restructure completed in September 2001, cash generated from ongoing operating activities, and the realization of recent reductions in operating expense will enable the Company to meet its obligations as they come due during the 2002 fiscal year.

ITEM 2.  PROPERTIES.

The Company's headquarters and executive offices occupy approximately 8,200 square feet of space in its Arlington, Texas facility. The Company moved all central office operations to its facility in Arlington, Texas during 2001. As of March 22, 2002, the Company conducts its operations from the following facilities:

                                                                                                              Lease Expiration
                                                                         Square                Owned/         ----------------
                       Location                                         Footage                Leased               Date
-------------------------------------------------------                 -------                ------               -----
Arlington, TX                                                           104,948               Leased               03/31/06
Atlanta, GA                                                              64,000               Leased               06/30/06
Chicago, IL                                                             145,289               Leased               07/31/07
Houston, TX                                                              80,496               Leased               04/30/08
Los Angeles, CA - Blackburn Street                                       60,000               Leased               08/31/03
Los Angeles, CA - Leyva Street                                          110,000               Leased               08/31/03
Richmond, IN                                                             37,000               Owned                      --
Scranton, PA - (2 buildings)                                            105,249               Owned                      --
Wilkes-Barre, PA                                                         50,000               Leased               07/01/05
Visalia, California                                                       1,040               Leased               08/31/02
Walnut Creek, California                                                    363               Leased               01/31/04

The Company owns or is obligated by lease on certain properties related to sold or closed operations. Such properties are not listed above, as they are not currently being used in operations, but aggregate approximately 20,000 square feet of leased space (with a lease expiration date of May 31,2002 and which has been subleased below the rental amount the Company is paying) and 2,984 square feet of owned space, which the Company is currently leasing. The Company's owned facilities are pledged to the Senior Lender as collateral security for its senior credit facility. See discussion of debt arrangements under the caption "Liquidity and Capital Resources" in Item 7 - MD&A.

Management believes that its existing facilities are adequate for the Company's present level of operations. The Company is generally capable of accommodating growth within each existing geographic territory.


ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company is a party to various claims, disputes, legal actions and other proceedings involving product liability, contracts, equal employment opportunity, occupational safety and various other matters. In the opinion of management, the outcome of any pending matters should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Through an arbitration in May 2001, the original October 1998 purchase of the assets of Thompson's Produce Company was rescinded, and the Company was relieved of its real property lease obligations in Pensacola, Florida (total future rental payments of $5.4 million) in exchange for the return of net assets totaling $1.4 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 28, 2001, the Company held a special meeting of its shareholders following the filing of a definitive proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. The meeting was adjourned on December 28, 2001 and reconvened on December 29, 2001. The purpose of the meeting was to obtain shareholder approval of (i) an amendment to the Company's articles of incorporation to increase the number of authorized shares of its common stock from 10 million to 250 million shares and to decrease the stated par value of its common stock from $.01 to $.0001 per share ("Proposal One"), and (ii) the Company's 2001 Stock Option Plan ("Proposal Two"). 5,209,221 votes (61.9%) were cast in favor of the Proposal One, 498,804 votes (5.9%) were cast against the Proposal One or were withheld, and 18,650 votes (0.2%) were counted as broker non-votes or abstentions. 4,843,231 votes (57.6%) were cast in favor of the Proposal Two, 860,124 votes (10.2%) were cast against the Proposal Two or were withheld, and 23,650 votes (0.3%) were counted as broker non-votes or abstentions. Because 66.67% of the outstanding shares entitled to vote in person or by proxy at the special meeting were required to vote in favor of Proposal One, the amendment to the Company's articles of incorporation was not approved. Because a simple majority of the votes cast were required in order to approve Proposal Two, the 2001 Stock Option Plan was approved.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

As of March 15, 2002, the Company had 60 holders of record for its common stock. The Company estimates that there were in excess of 1,000 beneficial owners of its common stock as of that date. The Company's common stock is currently quoted OTC under the symbol FRES. On April 25, 2001, the Company received notice from The Nasdaq Stock Market, Inc. that its common stock had failed to maintain the continued listing standards as required by Nasdaq rules. After a hearing on May 10, 2001, the Company was notified that the Nasdaq staff had determined the Company's stock would be de-listed and the stock began trading on the Pink Sheets as of May 25, 2001. Once the Company's SEC reporting obligations were fulfilled during the third quarter of 2001, the Company was moved to the Over-the-Counter Bulletin Board.

The OTC quotes reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The high and low sales prices for the common stock on the Nasdaq Stock Market, Pink Sheets, and OTC for each quarter of fiscal 2001 and 2000 are shown below:

                                                  High              Low
                                              ------------------------------
2001
           First Quarter                      $      1.63         $      1.00
           Second Quarter                     $      1.38         $      0.15
           Third Quarter                      $      0.34         $      0.11
           Fourth Quarter                     $      0.30         $      0.03

2000
           First Quarter                      $      5.38         $      3.25
           Second Quarter                     $      3.75         $      1.13
           Third Quarter                      $      2.75         $      1.50
           Fourth Quarter                     $      2.19         $      0.88

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

Each share of the Company's 77,000 shares of Series D preferred stock has the right to receive cumulative dividends, payable monthly in cash and calculated on the basis of an annual dividend rate of $8 for each share plus interest on any accrued but unpaid dividends. Because the Charter Amendment was not approved in 2002, the Series D preferred shareholders received the right to dividends at an annual dividend rate of $18 per share, but the Series D preferred shareholders agreed to waive such increased dividend right for 2002. The Company may not declare a dividend on any other class of capital stock so long as any accrued dividends for the preferred stock have not been paid. If the Company pays a dividend to holders of any other class of the Company's capital stock, then the Company will pay a dilution fee to the holders of the Series D preferred stock. In addition, the Company's current senior credit facility prohibits the payment of cash dividends on any of its capital stock. See material under the subheading "Financial Restructuring" in "Item 1 Business".

For non-registered issuances of common stock during the prior three years, please see discussion of July 2000 and April 2001 issuances in Item 7 - MD&A under caption "Financial Restructuring" under the subheading "Acquisitions".

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

The following selected consolidated financial and operating data should be read in conjunction with Item 7 - MD&A and Item 8-Financial Statements and Supplementary Data contained herein. The consolidated statement of operations and consolidated balance sheet data for each of the fiscal years in the five-year period ended December 28, 2001 are derived from the audited financial statements of the Company.


                                                                                     Fiscal Year Ended (1) (2)
                                                             -----------------------------------------------------------------------
                                                             Dec. 28, 2001  Dec. 29, 2000  Dec. 31, 1999  Jan. 1, 1999  Jan. 2, 1998
                                                             -------------  -------------  -------------  ------------  ------------
Consolidated Statement of Operations Data:
Net sales                                                      $ 257,860      $ 554,554      $ 669,875      $ 609,490      $ 429,524
Cost of sales                                                    229,687        496,169        591,977        537,556        386,161
                                                               ---------      ---------      ---------      ---------      ---------
     Gross profit                                                 28,173         58,385         77,898         71,934         43,363
                                                               ---------      ---------      ---------      ---------      ---------
Selling, general and administrative expenses                      37,563         54,023         66,756         51,936         32,734
Bad debt expense                                                     (53)         1,912          6,031          1,230             82
Depreciation and amortization                                      3,151          5,506          6,244          3,987          1,805
Disposition costs and impairment of long-lived
assets                                                             9,549         12,791         13,520             --             --
Transaction costs                                                     --             --          3,850          1,395             --

Settlements of lawsuits                                               --          1,222            805             --             --
                                                               ---------      ---------      ---------      ---------      ---------
     Total operating costs and expenses                           50,210         75,454         97,206         58,548         34,621
                                                               ---------      ---------      ---------      ---------      ---------
Operating income (loss)                                          (22,037)       (17,069)       (19,308)        13,386          8,742
Other income (expense)                                            (3,565)        (4,940)        (5,313)        (2,123)           389
                                                               ---------      ---------      ---------      ---------      ---------
Income (loss) before taxes and extraordinary item                (25,602)       (22,009)       (24,621)        11,263          9,131
Income tax expense (benefit)                                        (497)           833         (2,630)         5,041          3,921
                                                               ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item                          (25,105)       (22,842)       (21,991)         6,222          5,210
Extraordinary gain on extinguishment of debt                      23,776          1,905             --             --             --
                                                               ---------      ---------      ---------      ---------      ---------
     Net income (loss)                                            (1,329)       (20,937)     $ (21,991)     $   6,222      $   5,210
Accretion of preferred stock                                       1,593            698             --             --             --
                                                               ---------      ---------      ---------      ---------      ---------
     Net income (loss) applicable to common shareholders       $  (2,922)     $ (21,635)     $ (21,991)     $   6,222      $   5,210
                                                               =========      =========      =========      =========      =========
Earnings (loss) per share - basic                              $   (0.39)     $   (4.13)     $   (4.20)     $    1.27      $    1.19
                                                               =========      =========      =========      =========      =========
Earnings (loss) per share - diluted                            $   (0.39)     $   (4.13)     $   (4.20)     $    1.20      $    1.12
                                                               =========      =========      =========      =========      =========


                                                         ---------------------------------------------------------------------------
                                                         Dec. 28, 2001    Dec. 29, 2000   Dec. 31,1999    Jan. 1, 1999  Jan. 2, 1998
                                                         ---------------------------------------------------------------------------



Consolidated Balance Sheet Data:
Working capital                                             $  1,170        $  2,590        $ 12,246        $ 28,474        $ 11,219
Property and equipment, net                                    6,924           9,944          24,440          23,900          13,581
Total assets                                                  50,958          87,261         134,481         158,099          79,964
Long-term debt, less current portion                           6,226          24,950          32,843          35,985           6,193
Shareholders' equity                                          15,522           9,402          29,771          50,562          29,335

(1) The Company's fiscal year is a 52-week or 53-week period ending on the Friday closest to calendar year end. Fiscal 1997 through fiscal 2001 are 52-week periods.
(2) As discussed in Item 1 - Business, the Company made acquisitions from 1995 through 1998 and divestitures in 1999 through 2001 that affect the comparability of information reflected in the selected financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table presents the components of the consolidated statements of operations as a percentage of sales for the periods indicated and includes the results of operations for all acquired companies from their date of acquisition, except that Ontario Tree Fruits Ltd.'s ("OTF") results of operations are included for all periods since it has been accounted for as a pooling of interests. The fiscal years ended December 28, 2001 (fiscal 2001), December 29, 2000 (fiscal 2000) and December 31, 1999 (fiscal 1999) are all 52-week periods.

                                                                                                 Fiscal Year Ended
                                                                                ----------------------------------------------------
                                                                                   December 28,      December 29,    December 31,
                                                                                       2001             2000             1999
                                                                                   ------------      ------------    ------------
Net sales                                                                             100.0%            100.0%            100.0%
Cost of sales                                                                          89.1              89.5              88.4
                                                                                   ------------      ------------    ------------
     Gross profit                                                                      10.9              10.5              11.6
                                                                                   ------------      ------------    ------------
Selling, general and administrative expenses                                           14.6               9.7              10.0
Bad debt expense                                                                       --                 0.4               0.9
Depreciation and amortization                                                           1.2               1.0               0.9
Disposition costs and impairment of long-lived assets                                   3.7               2.3               2.0
Transaction costs                                                                      --                --                 0.6
Settlements of lawsuits                                                                --                 0.2               0.1
                                                                                   ------------      ------------    ------------
     Total operating costs and expenses                                                19.5              13.6              14.5
                                                                                   ------------      ------------    ------------
Operating income (loss)                                                                (8.6)             (3.1)             (2.9)
Other income (expense)                                                                 (1.4)             (0.9)             (0.8)
                                                                                   ------------      ------------    ------------
Income (loss) before income taxes and extraordinary item                              (10.0)             (4.0)             (3.7)
Income tax expense (benefit)                                                           (0.3)             (0.1)             (0.4)
                                                                                   ------------      ------------    ------------
Income (loss) before extraordinary item                                                (9.7)             (4.1)             (3.3)
Extraordinary gain on extinguishment of debt                                            9.2               0.3              --
                                                                                   ------------      ------------    ------------
     Net income (loss)                                                                 (0.5)             (3.8)             (3.3)
Accretion of preferred stock                                                            0.6               0.1              --
                                                                                   ------------      ------------    ------------
     Net income (loss) applicable to common shareholders                               (1.1%)            (3.9%)            (3.3%)


The following table presents the components of the Company's Consolidated Statements of Operations, through the operating loss calculation for the year ended December 28, 2001. The columns presented illustrate performance for the Company's ongoing operation, as well as the results of the operations divested during the year.

                                                                      Ongoing         Divested          Consolidated
                                                                     --------         ---------         ------------
Net Sales                                                            $ 227,302        $  30,558          $ 257,860
Cost of Goods Sold                                                     200,158           29,529            229,687
                                                                     ---------        ---------          ---------
Gross Profit                                                            27,144            1,029             28,173
                                                                     ---------        ---------          ---------


Selling, general and administrative expenses                            28,445            9,118             37,563
Bad debt expense                                                          (525)             472                (53)
Depreciation and Amortization                                            3,085               66              3,151
Disposition costs and impairment of long-lived assets
                                                                         9,549(a)            --              9,549
Transaction costs                                                           --               --                 --
Settlements and lawsuits                                                    --               --                 --
                                                                     ---------        ---------          ---------
Total operating costs and expenses                                      40,554            9,656             50,210
  Operating loss                                                     $ (13,410)       $  (8,627)         $ (22,037)
                                                                     =========        =========          =========



(a) In the fourth quarter of 2001, the Company recorded an impairment charge related to property and equipment and goodwill of $8.3 million and a $1.2 million charge was recorded for lease commitments on idle facilities.


Comparison of Fiscal 2001 to Fiscal 2000

Net sales. Net sales decreased $296.7 million, or 53.5%, to $257.9 million in fiscal 2001 from $554.6 million in fiscal 2000. Approximately $167.7 million of this decrease in revenues is attributable to the termination of the Sam's Agreement in October 2000. In addition, divestitures of certain operations resulted in decreased sales during 2001 as compared to 2000. These divestitures included OTF, which was sold in March 2001, resulting in a decrease of $51.3 million; King's Onion House ("King's") which was sold in April 2001, resulting in a decrease of $30.6 million; and other less significant divestitures resulting in a decrease of $14.0 million, in the aggregate. In addition, in May 2001, a decision was reached, via arbitration to rescind the original purchase agreement of the Company's Florida location, Thompson's Produce. This resulted in a decrease in sales of $10.0 million compared to the corresponding period of 2000. The Company also experienced a decrease in sales of approximately $29.0 million at its Los Angeles facility. This decrease was primarily attributable to the loss of key sales persons at this location who controlled a significant portion of sales, primarily yams, citrus and chili peppers. The Company is in process of replacing the sales persons and re-establishing customer relationships for each product line that was interrupted at this location. In addition to the specific items mentioned above, the Company was negatively impacted by the economic downturn and the events of September 11, 2001. The Company's decreases in sales mentioned above aggregating $302.6 million were partially offset by increased sales throughout the Company, primarily related to incremental business from national and regional sales programs.


Cost of Sales. Cost of sales decreased $266.5 million, or 53.7% to $229.7 million in fiscal 2001 from $496.2 million in fiscal 2000. As a percentage of net sales, cost of sales decreased to 89.1% in 2001 from 89.5% in 2000 resulting in a gross profit margin of 10.9% in 2001 as compared to 10.5% in 2000. The Company's gross profit increase was primarily attributable to the termination of the Sam's Agreement, under which produce was typically sold at lower margins in comparison to other business. The gross margin as a percentage of sales in 2001 for ongoing operations was 11.9% as compared to 3.4% for divested operations. The Company enters into arrangements with its customers on either a fee for service basis or a pre-determined margin basis. In cases where the Company provides its products to the customer on a fee for service basis, when there is an oversupply of product available, prices decrease, as there is too much product in the market for the relatively flat demand. During these times, Fresh America must sell product at a lower price to remain competitive. Sales dollars decrease as the same quantity of product is purchased at the lower price. Cost of sales and gross profit are primarily impacted due to the fact that the operational costs needed to process the product do not decrease. Therefore the cost of sales increases as a percentage of sales and the gross profit declines. Where possible, the Company attempts to reduce the risk of fluctuating commodity prices in such arrangements by negotiating corresponding fee for service arrangements with its growers and/or shippers.



Pre-determined margin contracts provide the Company with greater flexibility to hold or decrease prices to customers when commodity prices fall or hold or to increase prices to customers when commodity prices rise. During fiscal year 2000, approximately 67.2% of the Company's arrangements with its customers were on a pre-determined margin basis and approximately 32.8% of such arrangements were on a fee for service basis. This is compared with fiscal year 2001, during which approximately 15.4% of the Company's arrangements with customers were on a pre-determined margin basis and approximately 84.6% of such arrangements were on a fee for services basis.


Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses decreased by $16.4 million, or 30.5% to $37.6 million in fiscal 2001 from $54.0 million in fiscal 2000. Approximately $3.7 million of the decrease relates to the four distribution centers where the Company significantly reduced overhead and operating expenses when the Sam's Agreement ended in October 2000. In addition, approximately $7.1 million of the decrease relates to the divestitures of OTF, King's, and Thompson's Produce as discussed above. The remaining $5.6 million decrease resulted from reduction of headcount and Company-wide cost reduction initiatives that began to take effect during the second quarter of 2001 and continued throughout the year. Selling, general and administrative expenses in fiscal 2001 for ongoing operations as a percentage of sales was 12.5% as compared to 29.8% for divested operations.


Bad debt expense. The Company's provision for bad debt decreased $2.0 million to a credit of $53,000 in fiscal 2001 from $1.9 million in fiscal 2000. The decrease is primarily attributable to additional reserves recorded in 2000 for uncollectable receivables associated with closed operations and the reduction in recorded reserves in 2001 due to significant improvements in the collection of accounts receivable in 2001 as compared to the previous year.

Depreciation and amortization. Depreciation and amortization decreased $2.3 million or 42.8% to $3.2 million in fiscal 2001 from $5.5 million in fiscal 2000, primarily related to the divestitures in 2001, discussed elsewhere herein.


Disposition costs and impairment of long-lived assets. In fiscal 2001, the Company recorded impairment charges to reduce the carrying value of property and equipment and related allocated goodwill of $152,000 and $8.2 million respectively, related to non-performing operations. An additional $1.2 million charge was recorded for lease commitments on idle facilities.


Settlement of Lawsuits. The original purchase for the assets of Thompson's Produce in October 1998, which was in litigation, was rescinded pursuant to arbitration and, as a result, the Company recorded a charge of $1.2 million in fiscal 2000 related to assets returned to the former owners in settlement of this contingency.


Operating income (loss). As a result of the foregoing factors, the Company incurred an operating loss of $22.2 million in fiscal 2001 compared to $17.1 million in fiscal 2000.



Income tax expense (benefit). Income tax benefit for fiscal 2001 relates principally to a Canadian income tax benefit from the loss of OTF prior to its sale, and income tax expense for fiscal 2000 relates principally to state income taxes, partially offset by a Canadian income tax benefit attributable to the loss of OTF. There is no federal income tax expense on the extraordinary gain arising from the September 2001 and 2000 restructurings because the Company has sufficient current fiscal year and prior year net operating losses to offset the gain. No U.S. federal income tax benefit was provided in fiscal 2001 and 2000 because the Company cannot carryback U.S. losses to recover any prior year federal income taxes.


Extraordinary gain on extinguishment of debt. The Company completed financial restructurings in the third quarters of both 2001 and 2000 which resulted in extraordinary gains from the retirement of debt. See Note 4 to the unaudited consolidated financial statements for discussion of the restructurings.

Preferred dividends and accretion. The increase in preferred stock dividends and accretion in fiscal 2001 compared to the prior year is principally due to the fair value of the Series D cumulative redeemable preferred stock issued pursuant to the financial restructuring on September 5, 2001 being substantially less than the face amount, and issuance costs which further reduced the initially recorded value. As a result, the accretion of the carrying value exceeds the accretion recorded on the previously outstanding Series C cumulative redeemable preferred stock.

Net income (loss) applicable to common shareholders. As a result of the foregoing factors, the Company incurred a net loss applicable to common shareholders of $2.9 million in fiscal 2001 compared to net loss of $21.6 million in fiscal 2000.


Comparison of Fiscal 2000 to Fiscal 1999

Net sales. Net sales decreased $115.3 million, or 17.2% to $554.6 million in fiscal 2000 from $669.9 million in fiscal 1999. Approximately $67.0 million of this decrease was attributable to the 1999 divestiture of seven of the Company's direct food service distribution operations and the first quarter 2000 closure of the Sam Perricone Citrus market operations. Approximately $41.0 million of the decrease was related to OTF, the Company's Canadian operations. The Canadian operation experienced increased revenues in 1999 as the result of a citrus freeze in the U.S. Additionally, a major customer of OTF which had accounted for approximately 65% of the Canadian operation revenues was lost during 1999. Fourth quarter sales decreased to $109.9 million compared to $151.1 million in the comparable 1999 period. Sam's represented the Company's largest customer in 2000 and 1999. Sam's accounted for 30.0% of net sales in fiscal 2000 compared to 30.5% in fiscal 1999. The Company's contract with Sam's expired in October 2000. See Note 2 to the consolidated financial statements elsewhere herein.

Cost of Sales. Cost of sales decreased $95.8 million, or 16.2% to $496.2 million in fiscal 2000 from $592.0 million in fiscal 1999. The decrease is primarily related to fourth quarter 1999 divestitures of the Company's direct food service distribution operation and decreased business volume in the OTF operation. As a percentage of net sales, cost of sales increased to 89.5% from 88.4%, which in turn decreased the Company's gross profit percentage to 10.5% from 11.6%. The Company's margins were negatively impacted by fluctuating commodity markets, the effects of which the Company was unable to fully recover through increased prices to customers associated with the Company's core items, including tomatoes, melons, onions and citrus, in those instances where the Company was unable to renegotiate such prices with its customers. The Company enters into arrangements with its customers on either a fee for service basis or a pre-determined margin basis. In cases where the Company provides its products to the customer on a fee for service basis, when there is an oversupply of product available, prices decrease, as there is too much product in the market for the relatively flat demand. During these times, Fresh America must sell product at a lower price to remain competitive. Sales dollars decrease as the same quantity of product is purchased at the lower price. Cost of sales and gross profit are primarily impacted due to the fact that the operational costs needed to process the product do not decrease. Therefore the cost of sales increases as a percentage of sales and the gross profit declines. Where possible, the Company attempts to reduce the risk of fluctuating commodity prices in such arrangements by negotiating corresponding fee for service arrangements with its growers and/or shippers.

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


Depreciation and amortization. Depreciation and amortization decreased by $700,000 or 11.3% to $5.5 million in fiscal 2000 from $6.2 million in fiscal 1999, primarily related to the food service divestitures in 1999 and 2000 previously mentioned.

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

Income tax expense (benefit). Income tax expense for fiscal 2000 relates principally to state income taxes, partially offset by a Canadian income tax benefit attributable to the loss of OTF. The effective tax rate for fiscal 2000 was (4.2%) compared to 10.7% in fiscal 1999. The difference in these effective tax rates compared to the statutory U.S. federal rate of 35% is primarily attributable to increases in the valuation allowance that were recorded against the Company's deferred tax assets in both fiscal years and the impairment of non-deductible goodwill in fiscal 1999.


Extraordinary gain on extinguishment of debt. In July 2000, the Company entered into an agreement amending the stock purchase agreement and restructuring certain notes payable related to the Company's November 1998 acquisition of Perricone Citrus Company. The restructuring resulted in an extraordinary gain in the third quarter of 2000 of $1.9 million. See "Liquidity and Capital
Resources" in Item 7 - MD & A.


Net income (loss). As a result of the foregoing factors, the Company incurred a net loss of $20.9 million in fiscal 2000 compared to net loss of $22.0 million in fiscal 1999.

Liquidity and Capital Resources

Cash provided by operating activities was $31,000 for fiscal 2001 compared to $19.2 million in fiscal 2000. This decrease of $19.2 million is primarily attributable to the termination of the Sam's Agreement and the resulting loss of operating income subsequent to October 2000. In addition, there was less cash provided from the net changes in accounts receivable, accounts payable, inventories and accrued expenses during the current period compared to the prior year period. The decreases in these balances are due to the termination of the Sam's Agreement in October 2000 and divestiture of non-performing operations. Cash provided by investing activities was $3.3 million in fiscal 2001 as compared to cash used in investing activities of $703,000 in fiscal 2000. The increase of $4.0 million primarily relates to proceeds of $2.5 million from the King's Onion House sale in April 2001, proceeds of $2.1 million from the sales of Cutten Road and OTF, and a reduction in capital expenditures in fiscal 2001 as compared to the same period of 2000. Cash used in financing activities was $4.9 million in fiscal 2001 compared to $16.4 million in 2000. This decrease is primarily due to the reduction of net payments on short-term indebtedness in fiscal 2001 as compared to fiscal 2000.

On December 28, 2001 the Company had working capital of $2.9 million compared to working capital of $ 2.6 million at December 29, 2000. The increase of $0.3 million in working capital is primarily due to the substantial decreases in accounts receivable and inventory, partially offset by reductions in short-term debt and accounts payable. These decreases primarily resulted from the reduced scope of business operations after the termination of the Sam's Agreement in October 2000 and from the divestiture of non-performing operations.

As of December 28, 2001 the Company has $7.7 million of debt of which $1.5 million is due during 2002 and substantially all of the remainder is due in January 2003. In addition, the Company has redeemable preferred stock with redemption value of $7.7 million. The Series D preferred shareholders have a put right on the Series D preferred stock after August 14, 2004, and immediately upon any breach by the Company of the financial restructuring agreements or any sale, merger or change of control of the Company at $100 per share plus accrued and unpaid dividends. Because the requisite shareholder approval for the Charter Amendment was not obtained, the holders of Series D preferred stock have the right to exercise their put right at three times the face value of the preferred stock, such amount being $13,950,000 for NTOF, $1,050,000 for Mr. Hollingsworth and $8,100,000 for the Hancock Entities plus accrued and unpaid dividends. Additionally, the holders of the preferred stock, have the right to redeem their shares of preferred stock on the same terms as the put right after April 30, 2007 or immediately upon the occurrence of any sale, merger or change of control of the Company, any qualified public offering with net proceeds of at least $20,000,000 or any private equity financing with net proceeds of at least $20,000,000. If the Company is unable to generate sufficient cash flow to service such debt or preferred stock or refinance the senior term debt when it matures in January 2003, the Company may have to reduce or divest certain operations, restructure its preferred stock or seek additional equity capital. There can be no assurance that the Company will be able to generate sufficient cash flow or raise additional debt or equity capital on satisfactory terms in order to refinance its senior term debt and expand its business. Changes in interest rates, market liquidity, stock prices and general market conditions may affect the Company's ability to raise funds or refinance senior term debt. The Company's ability to make scheduled payments with respect to indebtedness and refinance our debt will depend upon, among other things: the Company's ability to sustain cash flow and implement its business strategy.

Financial Restructuring

Throughout its operational restructuring during the past three years, the Company has pursued various financing opportunities in an effort to restructure its senior bank and subordinated debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") purchased 50,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock for total cash proceeds of $5 million. Arthur Hollingsworth, an affiliate of NTOF and the Company's Chairman of the Board, subsequently purchased from NTOF for the same price as paid by NTOF, 3,500 shares of Series D preferred stock and warrants exercisable for 5,887,069 shares of our common stock. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Hancock Entities") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of the Company's common stock, 50,000 shares of Series D cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock.

Other Debt Arrangements


Bank Debt. In conjunction with this restructuring the Company's senior lender, Bank of America agreed to an extension of the maturity date of the Company's term credit facility until January 2, 2002 and a revised payment schedule. Subsequent to the financial restructuring, Bank of America assigned its interest in the credit facility to Endeavour, LLC (the "Senior Lender") and the Senior Lender extended the due date to January 6, 2003. The Company is pursuing a revolving credit facility with a new lender to replace the existing facility prior to its maturity date. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its senior credit facility beyond January 2003, if that becomes necessary.

Prior to its sale in March 2001, OTF had a demand agreement with Royal Bank of Canada to provide revolving credit facilities, which were collateralized by substantially all assets of OTF. This outstanding balance was fully repaid in March 2001 in conjunction with the sale of OTF's operating assets.

Acquisitions. In July 2000, the Company entered into an agreement amending the stock purchase agreement relating to the Company's November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured whereby the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling $900,000. The promissory notes accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the note holders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for the duration of seven years. The issuances of these securities were exempt from registration under the Securities Act under Regulation D. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company of $1.9 million in the third quarter of 2000. In February 2002, the Company and the note holders agreed to amend the agreement to change the due date of all remaining payments to the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company's term note with the Senior Lender. In addition, all previous accrued interest was forgiven, and the remaining principal balance began accruing interest at an annual rate of 10% in January 2002.

Under the terms of the purchase agreement for the acquisition of Jos. Notarianni & Co. ("Notarianni"), a portion of the purchase price was contingent upon Notarianni's earnings subsequent to its acquisitions. The contingent payment for Notarianni was equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. On February 5, 2002, the Company issued an unsecured promissory note to Mr. Joseph Cognetti in the amount of $1,233,043 (the "Cognetti Note"). The Cognetti Note bears interest of 5% per annum, which interest is payable in quarterly installments, and becomes due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company's term note with the Senior Lender.

The Company's purchase agreement with Hereford Haven Inc. d/b/a Martin Bros. ("Martin Bros.") also contains a contingent payment component in the purchase price. The Martin Bros. contingent payment was equal to 4 times the average annual pretax earnings for the three-year period from January 3, 1998 to January 3, 2001. The total contingent payment was $5.0 million. The payment was due March 31, 2001 and was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option. In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration was evidenced by a promissory note and was restructured as part of the financial restructuring discussed above. It is payable in cash subject to the approval of the Company's Senior Lender. This note is due in January 2003 bears interest at an annual rate of 5%, payable quarterly.

Equipment Financing. The Company is party to a master lease agreement with SunTrust Bank that has been used to provide equipment financing for several of the Company's operating units. The Company was not in compliance with certain financial covenants under the terms of the lease at December 28, 2001 and received waivers for noncompliance through January 6, 2003. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

Off-Balance Sheet Transactions or Arrangements.  None.

Critical Accounting Policies

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the accompanying Consolidated Financial Statements.

Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding future undiscounted cash flows of acquired operations in assessing impairment of goodwill and estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

In assessing impairment of goodwill and the impairment of long-lived assets where there has been a change in circumstances indicating the carrying value of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from the acquired operations and from use of the asset, respectively, based on actual historical results and expectations about future economic circumstances including future business volume, finished product prices and operating costs. The estimate of future net cash flows from the acquired operations and use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the level of business volume or the Company's performance.

Recently Issued Accounting Standards

Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142) Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143) and Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (Statement 144).


Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Statement 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The Company does not believe Statement 141 will have a significant impact on its consolidated financial statement. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimated useful lives be amortized over their respective useful lives to their estimated residual values and reviewed for impairment. Statement 142 is effective for fiscal years beginning after December 15, 2001. Amortization expense related to goodwill that will not be amortized under Statement 142 was $1,667,000, $1,404,000 and $1,979,000 for Fiscal 2001, 2000 and 1999,
respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this standard at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in account principle.


Statement 143 establishes requirements for the accounting for removal costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of Statement 143 on its consolidated financial statements. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 144 retains the fundamental provisions of Statement 121 but eliminates the requirement to allocate goodwill to long lived assets to be tested for impairment. Statement 144 also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years with early adoption encouraged. The Company does not expect the adoption of Statement 144 to have a material impact on its consolidated financial statements.

Quarterly Results and Seasonality

The Company's business is somewhat seasonal, with its greatest quarterly sales volume historically occurring in the fourth quarter. With the change in the current mix of business resulting from the Company's divestitures of certain specialty food service operations, the termination of the Sam's Agreement in October 2000 and the increasing effect of global sourcing, the Company believes the extent of seasonal fluctuations has decreased since 1999. There are decreases in availability of product during periods of transition from one growing region to the next. In any given quarter, an adverse development such as the unavailability of high quality produce or harsh weather conditions could have a disproportionate impact on the Company's results of operations for the full year. See Note 12 to the accompanying Consolidated Financial Statements for certain quarterly information for the Company's two most recent fiscal years.

Inflation

Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on its sales or results of operations. However, independent of normal inflationary pressures, the Company's products are subject to fluctuating prices which result from factors discussed above in the section titled "Quarterly Results and Seasonality".

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

As of March 22, 2002, we had $7.7 million of debt consisting primarily of our senior bank term note. In addition, the Company has redeemable preferred stock with redemption value of $7.7 million, which increased to $23.1 million, plus accrued and unpaid dividends effective December 31, 2001 due to the Charter Amendment not receiving the approval of our shareholders as discussed elsewhere herein.

We Will Require a Significant Amount of Cash to Service Our Debt Over the Next Twelve Months and Beyond; Our Ability to Generate Cash Depends on Many Factors Beyond Our Control. If we are unable to generate sufficient cash flow to service our debt or Series D preferred stock or refinance our term debt when it matures in

January 2003, we may have to reduce or divest certain operations, restructure our Series D preferred stock or seek additional equity capital. There can be no assurance that we will be able to generate sufficient cash flow or raise additional debt or equity capital on satisfactory terms to refinance our term debt and expand our business. Changes in interest rates, market liquidity, stock prices and general market conditions may all affect our ability to raise funds or refinance our term debt.

Our ability to make scheduled payments with respect to indebtedness and refinance our debt will depend upon, among other things:

      .     our ability to sustain cash flow;

      .     produce commodity pricing; and

      .     our ability to implement our business strategy.

Each of these factors is affected by economic, financial, competitive and other factors, many of which are beyond our control.

Our Efforts To Implement Our Business Strategy May Fail. Our management has stated its intention to expand and diversify our customer base, market penetration and service offerings. This strategy poses risks associated with our ability to reduce costs, reach targeted customers, increase sales in higher margin products and increase product distribution through high-volume warehouses. These challenges will be subject to the risk of intense competition, lack of sufficient customer demand or change in customer tastes, inadequate assured sources of quality product supply and unforeseen complications, delays and cost increases. Some of our prior acquisitions were not previously integrated into our business and there can be no assurance that we will succeed in implementing our strategy to integrate these operations.

Our Debt and Preferred Stock Covenants Restrict Our Operating Flexibility. A breach of the covenants in our senior secured term debt could result in a default, in which event, the lender could elect to declare the outstanding principal amount or our senior secured debt to be immediately due and payable. Our agreements with our Series D preferred shareholders also contain various restrictions, which if not complied with could cause our Series D preferred shareholders to have a put right on their preferred stock at $300 per share (as described more fully elsewhere herein) plus accrued and unpaid dividends. The terms and conditions of our senior secured debt and agreements with our Series D preferred shareholders impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. Our ability to comply with these requirements can be affected by events beyond our control and there can be no assurance that we will be able to comply with the provisions of the credit agreement or the agreements with our Series D preferred shareholders.

Price and Quality Fluctuations Could Adversely Affect Our Operating Income. Prices of high quality fresh produce are volatile based on available supply, which can be significantly affected by factors such as weather, disease and level of agricultural production. Both our sales and profitability could be negatively affected during periods of exceptionally high, low or volatile prices or when we cannot obtain sufficient high quality produce. During periods of lower produce prices, our operating income is adversely affected because we have less gross margin to cover operating expenses.

We Operate in Highly Competitive Markets. Due to the commodity nature of certain of our products, we operate in highly competitive markets. Many companies compete in the food service produce distribution and wholesale food distribution categories. However, only a few well-established companies operate on both a national and regional basis. We face strong competition from these as well as smaller regional companies in all of our product lines. There can be no assurance that we will be able to compete successfully with current or future competitors. Competitive considerations include:

      . some competitors may have substantially greater financial resources and operating flexibility to react to changes in the marketplace;

      . some of our products compete with imports and private label products and are sensitive to competition from regional brands; and

      . the Company cannot predict the pricing or promotional actions of our competitors and if we do not respond appropriately to reduced pricing or discounts or if we raise prices, we could lose market share.

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

Our Common Stock Has Recently Experienced Reduced Liquidity and Market Coverage. Our common stock has been delisted from the Nasdaq National Market and is currently traded on the Over-the-Counter Bulletin Board. There has been less trading activity in our common stock as a result of this move. Also, our common stock is currently suffering from a lack of coverage by investment professionals.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. As of December 28, 2001 our senior secured debt accrued interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate plus 3%. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of December 28, 2001 would be $44,000.

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

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Financial Statement Schedules.

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000    F-3

Consolidated  Statements of Operations for fiscal years ended December 28,
   2001, December 29, 2000  and December 31, 1999                            F-4

Consolidated Statements of Shareholders' Equity for fiscal years ended
   December 28, 2001, December 29, 2000 and December 31, 1999                F-5

Consolidated Statements of Cash Flows for fiscal years ended
   December 28, 2001, December 29, 2000 and December 31, 1999                F-6

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth biographical information concerning the executive officers and directors of the Company as of March 22, 2002. On October 15, 2001, the NTOF designees, Arthur W. Hollingsworth, Luke M. Sweetser, Gregory A. Campbell and Darren L. Miles became members of our Board of Directors.


Name                             Age   Position with the Company                             Director     Term to
----                             ---   -------------------------                             --------     -------
                                                                                               Since       Expire
                                                                                               -----       ------
Darren L. Miles                  43    President, Chief Executive Officer and Director          2001        2002
Arthur W. Hollingsworth          39    Chairman of the Board of Directors                       2001        2002
Colon O. Washburn                56    Director                                                 1993        2002
Luke M. Sweetser                 30    Director                                                 2001        2002
Gregory A. Campbell              49    Director                                                 2001        2002
Steven C. Finberg                32    Executive Vice President - Business Development
Cheryl A. Taylor                 33    Executive Vice President, Chief Financial Officer
                                       and Secretary
Helen Mihas                      35    Vice President, Treasurer, Controller and Assistant
                                       Secretary
Eric Janke                       40    Vice President - Procurement/Services
Jerry Campbell                   41    Vice President - Information Technology

Darren L. Miles. Since October 2001, Mr. Miles has served as a member of our Board of Directors. In August 2001, Mr. Miles was appointed President and Chief Executive Officer of the Company. Since 2000, Mr. Miles has been a director of Lewis Hollingsworth LP, a venture capital/private equity firm in Dallas, TX. From 1998 to 2000, Mr. Miles was Chief Financial Officer and Executive Vice President of ACS Incorporated, a commodity distribution company. From 1984 to 1998, Mr. Miles was Chief Financial Officer, Executive Vice President, and a Principal of Hutson Companies Inc., a privately held wholesale/retail distribution company.

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

Eric Janke. Mr. Janke currently serves the Company as its Vice President - Procurement/Services. Mr. Janke has been with the Company since October 1996 and has been in the industry for 26 years. His experience within the food industry includes sales, marketing and procurement throughout retail management to foodservice distribution along with brokerage and fresh cut processing.


Jerry Campbell. Mr. Campbell currently serves the Company as its Vice President
- Information Technology. Mr. Campbell has been with the company for over 10 years and brings into his current position a great deal of expertise in both corporate and filed operations. He has held various operations and sales positions within the Company prior to becoming the Director of Information Technology. Before joining Fresh America, Mr. Campbell advanced to Store Manager during his 15 year career in the grocery industry with Brookshire Bros.


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

Former 2001 Directors & Officers

Mark R. Gier. From April 2001 until October 15, 2001, Mr. Gier was a Director of the Company. Mr. Gier formed Diversified Management Services, LLC in November 2000. Mr. Gier is also a faculty member of The Refrigeration Research and Education Foundation annual institute and served as a former Chairman of the Finance and Administration, Investments, and Insurance Committees of the World Food Logistics Organization from 1993 to 1998. Upon the closing of the NTOF transaction, Mr. Gier tendered his resignation from the Board. Such resignation was accepted by the Company.

Larry Martin. Mr. Martin served as a Director of the Company from April 2001 through August 2001. Mr. Martin was the former owner of Martin Bros. in Arlington, Texas which was acquired by the Company in January 1998. After the acquisition he served as the General Manager of the Arlington facility until his retirement in December 2001.

Keith McKinney. From April 2001 until October 15, 2001, Mr. McKinney was a Director of the Company. Mr. McKinney is a private investor who retired in 1992 as President, CEO and Vice Chairman of Intertrans Corporation, a public, international transportation and logistics company. Prior to co-founding Intertrans in 1978, Mr. McKinney held several positions with Circle International, a public international freight forwarder, customs broker and logistics company and with Texas Instruments in various capacities, including International Traffic Manager. Upon the closing of the NTOF transaction, Mr. McKinney tendered his resignation from the Board. Such resignation was accepted by the Company.

Gary D. Wiener. Mr. Wiener joined the Company in 1993. In March 2000, Mr. Wiener was appointed Executive Vice President and Chief Operating Officer. From 1996 to 1999, Mr. Wiener served as the Corporate Vice President of Operations. Mr. Wiener resigned from the Company in January 2002.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on our review of the copies of such forms received by us, we believe that, during 2001, our executive officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements with respect to our equity securities, except that one statement of changes in beneficial ownership of securities (Form 4), in which one transaction was not reported, and an annual report (Form 5), in which the same transaction was not reported, were not filed by Mr. Larry Martin, a former director and holder of 37.7% of our issued and outstanding Common Stock.

Family Relationships

None.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and each of the Company's other executive officers (the "named executive officers").

                                                                                                       Long-Term
                                                                                                      Compensation
                                                                      Annual Compensation             -------------
                                                             -----------------------------------        Shares
                Name and                                                                              Underlying      All Other
           Principal Position                     Year       Salary         Bonus         Other       Options/SARs  Compensation(1)
------------------------------------              ----       -------        ------       -------      ------------  ---------------
Colon O. Washburn(2)                              2001       220,385            --            --            --           2,146
  Chief Executive Officer, Chairman               2000       240,000            --            --        60,000           2,215
  of the Board and President                      1999        56,308            --         4,940         5,000              --

Gary D. Wiener(3)                                 2001       150,769            --        13,302            --           3,421
  Executive Vice President and                    2000       138,051            --            --        25,000           2,233
  Chief Operating Officer                         1999       113,473            --            --            --           1,777

Steven C. Finberg                                 2001       131,154            --            --            --           1,996
  Executive Vice President-                       2000       113,424            --            --        20,000           3,201
  Business Development                            1999        96,750        11,500            --            --           4,191


John H. Gray(4)                                   2001        78,269            --            --            --           1,423
  Executive Vice President, Chief                 2000       175,000                                                     4,586
  Financial Officer and Secretary                 1999       165,000            --            --            --           1,333

Darren L. Miles(5)                                2001            --        50,000       142,500            --              --
  Chief Executive Officer,
  Director and President

Cheryl A. Taylor(6)                               2001        40,385            --       137,531            --              --
  Executive Vice President, Chief
  Financial Office and Secretary

Eric Janke (7)                                    2001       110,076        12,433            --            --           3,302
  Vice President -                                2000       106,734            --        22,800            --           3,202
Procurement/Services                              1999        90,772         3,000        16,470            --           2,813

Jerry Campbell (8)                                2001       125,000            --        12,500            --           3,125
  Vice President - Information                    2000        98,654        47,500            --            --           1,973
  Technology                                      1999        88,706        10,499            --            --           1,692

----------------
(1) These amounts consist of contributions by the Company to a 401(k) plan on behalf of the named executive.
(2) Effective October 1999, Mr. Washburn was appointed CEO of the Company. Mr. Washburn's annual base compensation was $240,000. Effective August 2001, Mr. Washburn resigned his position as Chief Executive Officer and Darren Miles became Chief Executive Officer.
(3)   Mr. Wiener received $13,301 during fiscal 2001 related to moving expenses.
(4) Effective May 2001, Mr. Gray resigned as Executive Vice President, Chief Financial Officer, and Secretary. Effective April 2001, Cheryl Taylor became Executive Vice President, Chief Financial Officer, and Secretary.
(5) Effective August 2001, Mr. Miles became Chief Executive Officer and President. Mr. Miles is compensated as a consultant to the Company.
(6) Effective April 2001, Ms. Taylor became Executive Vice President, Chief Financial Officer and Secretary. Beginning in October 2001, Ms. Taylor became an employee of the Company. Prior to this time she was compensated as a consultant.
(7) Mr. Janke received $22,800 and $16,410 during fiscal 2001 and 2000, respectively related to moving expenses.
(8) Mr. Campbell received $12,500 during fiscal 2001 related to moving expenses.

Option Grants In Last Fiscal Year


No option grants were made during the 2001 fiscal year. If the Charter Amendment is approved at the 2002 Annual Meeting of Shareholders, the Company intends to issue options to purchase common stock under the Company's 2001 Stock Option Plan to associates of the Company, including the Company's officers and directors. See "Post Charter Amendment Security Ownership" in Item 1.


Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option
Values


There were no options exercised by the named executive officers during the 2001 fiscal year.


401(k) Plan

The Company maintains a 401(k) Profit Sharing Plan, a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company's 401(k) Plan provides participants with retirement benefits and may also provide benefits upon death, disability or termination of employment with the Company. Employees are eligible to participate in the Company's 401(k) Plan following the completion of three
(3) months of employment. In addition, employees must be at least twenty-one
(21) years of age to be eligible for participation in the 401(k) Plan. Participants may make elective salary reduction contributions to the 401(k) Plan up to the lesser of 15% of the participant's compensation or the legally permissible limit (currently $11,000) imposed by the Code. The Company may, in its sole discretion make a matching employer contribution for employees of the amount of the percentage of each employee contribution up to a maximum contribution of 3% of the contributing employee's compensation. In addition, the Company may, in its sole discretion, make non-elective contributions to the 401(k) Plan for participants who are not considered to be "highly compensated employees" under the Plan. Contributions by the Company vest over a period of five (5) years. Enrollment in the 401(k) Profit Sharing Plan may be effected on the first day of the month following the date the employee meets the eligibility requirements of the Plan.


Compensation Committee Interlocks and Insider Participation

Mr. Washburn, our former Chief Executive Officer, served on our Compensation Committee until February 2001. From February until September 2001, the Compensation Committee consisted of Keith McKinney and Mark Gier, and there were no Compensation Committee interlocks. From October 2001 to present, our Compensation Committee is composed of Arthur Hollingsworth and Greg Campbell and there are no Compensation Committee interlocks.


                         COMPENSATION COMMITTEE'S REPORT
                            ON EXECUTIVE COMPENSATION

Since its formation in 1994, the Compensation Committee has been responsible for recommending bonuses and any increase in base salaries for the Company's executive officers.

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

Long-Term Incentives
Stock option grants under the Company's stock option plans form the basis of the Company's long-term incentive compensation for executive officers and employees. The specific objective of the Company's stock option plans is to align the long-term interests of the Company's executive officers and employees with those of shareholders by creating a strong link between executive pay and shareholder returns. The Company encourages its executive officers and employees to develop and maintain a significant, long-term stock ownership position in the Company's Common Stock. Stock options are awarded to executive officers and employees in order to encourage future management actions aimed at improving the Company's sales efforts, product quality and profitability. The Company believes that success in these endeavors will increase the value of the Company's Common Stock for shareholders. Recipients of stock options will have the opportunity to share in the increased value that results from their efforts. The Plan Administration Committee makes specific awards of options based on an individual's ability to impact Company-wide performance and in light of the total compensation appropriate for the individual's position. The Compensation Committee may also consider other bonus or long-term incentives at their discretion.

Chief Executive Officer Compensation
Mr. Colon Washburn was the Company's CEO for the period of January 2001 until August 2001. Mr. Washburn resigned in 2001 as the Company's Chief Executive Officer. Mr. Washburn is a director of the Company and continues to be employed with the Company as an Executive Consultant pursuant to an employment agreement, which provides for a one-year term commencing on October 5, 2001, and which may be renewed for up to three successive one-year periods thereafter. In approving Mr. Washburn's compensation, the Board of Directors at that time evaluated and compared Mr. Washburn's duties, responsibilities and performance results, and the overall results of the Company, to industry norms to determine his base compensation. See subheading "Employment Agreements" under this Item 11.

Mr. Darren Miles joined the Company in August 2001 as the Chief Executive Officer. Mr. Miles is compensated as a consultant at an annual amount of $250,000. In approving Mr. Miles' compensation, the Board of Directors at that time evaluated and compared Mr. Miles' duties, responsibilities and performance results, and the overall results of the Company, to industry norms to determine his base compensation. During October 2001, the Compensation Committee reviewed Mr. Miles performance and recommended a cash bonus of $50,000 for fiscal 2001.

In November 2000, the Company entered into a resignation agreement and contract for services with Mr. David Sheinfeld, the former Chief Executive Officer of the Company. Pursuant to the agreement, the Company paid Mr. Sheinfeld $33,333 per month for the six months of January through June 2001. The payments decreased to $8,333 for the last six months of 2001. See subheading "Severance Agreements" under this Item 11.

This Report is submitted by the members of the Compensation Committee of the Board of Directors.


        Arthur Hollingsworth                           Greg Campbell

Employment Agreements

The Company has entered into employment agreements with Steven Finberg, Cheryl Taylor and Colon Washburn. These employment agreements set forth the basic terms of Mr. Finberg's, Ms. Taylor's and Mr. Washburn's employment with the Company, and also contain provisions regarding non-competition, non-solicitation of Company employees, non-solicitation of Company customers, and confidentiality of certain Company information.

Mr. Finberg's agreement for employment with the Company as a Vice President Sales and Marketing has a term of three years, commencing on October 5, 2001. The term of the employment agreement may be extended by a written extension agreement signed by both parties. Mr. Finberg is obligated under the agreement to devote his full professional working time to the Company and shall not otherwise be employed or otherwise engaged in any other business or enterprise without the written permission of the Company. The agreement provides for a base salary of $145,000 per year, which is to be reviewed annually by the Company, but which may not be decreased. In addition to the base salary, the agreement provides for, among other things, participation in benefit plans and other fringe benefits applicable to similarly situated officers and managers, reimbursement for business expenses in accordance with Company policy, and eligibility to receive a performance-based annual bonus. The bonus will be awarded beginning on the first day of the calendar year following October 5, 2001, only if the economic performance of the Company during twelve consecutive months has achieved or exceeded an "adjusted target budget" as determined by the Board of Directors and subject to adjustment as set forth in the agreement. The agreement provides that the Company may terminate Mr. Finberg for cause (as defined in the agreement) at any time. The agreement terminates automatically in the event of disability (as defined in the agreement) and also terminates automatically upon death. Termination by either the employee or the Company (except for in the event of death) requires two weeks' written notice.

Ms. Taylor's agreement for employment with the Company as an Executive Vice President and the Chief Financial Officer has a term of three years, commencing on October 5, 2001. The term of the employment agreement may be extended by a written extension agreement signed by both parties. Ms. Taylor is obligated under the agreement to devote her full professional working time to the Company and shall not otherwise be employed or otherwise engaged in any other business or enterprise without the written permission of the Company. The agreement provides for a base salary of $175,000 per year, which is to be reviewed annually by the Company, but which may not be decreased. In addition to the base salary, the agreement provides for, among other things, participation in benefit plans and other fringe benefits applicable to similarly situated officers and managers, reimbursement for business expenses in accordance with Company policy, and eligibility to receive a performance-based annual bonus. The bonus will be awarded beginning on the first day of the calendar year following October 5, 2001, only if the economic performance of the Company during twelve consecutive months has achieved or exceeded an "adjusted target budget" as determined by the Board of Directors and subject to adjustment as set forth in the agreement. The agreement provides that the Company may terminate Ms. Taylor for cause (as defined in the agreement) at any time. The agreement terminates automatically in the event of disability (as defined in the agreement) and also terminates automatically upon death. Termination by either the employee or the Company (except for in the event of death) requires two weeks' written notice.

Mr. Washburn's agreement for employment with the Company as an Executive Consultant provides for a one-year term commencing on October 5, 2001, which may be renewed for up to three successive one-year periods thereafter. Renewal is automatic unless either party gives thirty days' notice prior to the expiration of the term. During Mr. Washburn's term of employment, he may continue the business relationships he already has, and any new consulting or part-time employment arrangements as may arise. He otherwise agrees to devote his full professional working time to the Company and shall not otherwise be employed or otherwise engaged in any other business or enterprise without the written permission of the Company. The agreement provides that Mr. Washburn shall receive consulting fees of $150,000 per year, which will be reviewed and modified from time to time, but which shall not be decreased. In addition to the base salary, the agreement provides for, among other things, participation in benefit plans and other fringe benefits applicable to similarly situated employees and reimbursement for business expenses in accordance with Company policy. The agreements provides for termination by the Company for cause (as defined in the agreement), at any time. The agreement terminates automatically in the event of disability as defined in the agreement, and also terminates automatically upon death. Termination by either the employee or the Company (except for death) requires two weeks' written notice.

Each of Mr. Finberg's, Ms. Taylor's and Mr. Washburn's employment agreements further provide that during the employment term, each of them shall observe a non-competition clause, and shall not without prior written consent directly or indirectly engage in or have a financial interest in any other business, continue or assume any other corporate affiliations, or pursue any other commercial activities which would in any way compete with the Company or result in a conflict of interest for the employee. For one year after termination of employment, each of them agrees not to compete with the Company or have any financial interest in any entity competing with the Company or an affiliate of the Company for which the employee performed services, within any region or locality in which the Company is then doing business or marketing its products. They further agree to non-solicitation of Company employees, non-solicitation of Company customers, and to maintain the confidentiality of the Company's confidential information (as defined in the agreement), both during their employment and for one year after termination.

Severance Agreements

On January 25, 2002 Mr. Gary Weiner resigned from his position as the Company's Chief Operating Officer. His employment agreement with the Company was terminated as of the date of his resignation. In connection with his resignation, the Company entered into a Resignation Agreement. Pursuant to the Resignation Agreement, Mr. Weiner will receive $53,334 to be paid $6,667 bi-weekly for eight pay periods.

On November 9, 2000, the Company and Mr. David Sheinfeld entered into a Resignation Agreement and Contract for Services in connection with Mr. Sheinfeld's resignation as Chairman of the Board of Directors and an employee of the Company. The agreement contemplates that Mr. Sheinfeld would be engaged as an independent contractor to the Company for a period commencing on November 9, 2000 and ending December 31, 2001, unless terminated earlier pursuant to the agreement. Pursuant to the Resignation Agreement, the Company paid Mr. Sheinfeld $33,333 per month for the six months of January through June 2001. The payments decreased to $8,333 for the last six months of 2001. Under the terms of the Agreement, Mr. Sheinfeld was entitled to receive a severance payment of $50,000, $25,000 of which was paid on November 9, 2000 with the remaining $25,000 paid on February 1, 2001. In addition, Mr. Sheinfeld was eligible to receive a bonus in the amount of $25,000 on December 31, 2001, if, in the reasonable judgment of the Company, Mr. Sheinfeld had satisfactorily performed the services required by the Company. The Company determined that Mr. Sheinfeld was not eligible to receive a bonus in 2001. Further, the Company agreed to forgive Mr. Sheinfeld's debt to the Company in the amount of $300,000. The Company also agreed to extend the period during which Mr. Sheinfeld may exercise his stock options to purchase 105,537 shares of the Company's Common Stock from November 9, 2000 to November 9, 2001. These options have now expired and Mr. Sheinfeld has no options.

Corporate Performance Graph

The Company's Common Stock currently is quoted on the Over-the-Counter Bulletin Board under the symbol FRES. On April 25, 2001, the Company received notice from The Nasdaq Stock Market, Inc. that its common stock had failed to maintain the continued listing standards as required by Nasdaq rules. After a hearing on May 10, 2001, the Company was notified that the Nasdaq staff had determined the Company's stock would be de-listed and the stock began trading on the Pink Sheets as of May 25, 2001. Once the Company's SEC reporting obligations were fulfilled during the third quarter of 2001, the Company was moved to the Over-the-Counter Bulletin Board.

The following graph shows a five-year comparison of shareholder return on the Company's Common Stock based on the market price of the Common Stock (assuming reinvestment of dividends), the cumulative total returns of companies on the Nasdaq Stock Market Index of U.S. Companies and companies with standard industry classifications (SIC codes) with the same range as Fresh America's. The data was supplied by Media General Financial Services.

                             [GRAPHIC APPEARS HERE]


                                                                           Period Ending
                                                      ---------------------------------------------------------
Index                                                 12/1996  12/1997  12/1998  12/1999   12/2000   12/2001
---------------------------------------------------------------------------------------------------------------
Fresh America Corp.                                    100.00  120.68   100.75     29.32      6.77       .48
Groceries and Related Products (SIC 5140-5149)         100.00  133.57   150.60    168.69    231.53    231.80
NASDAQ Market Index (US Companies)                     100.00  122.32   172.52    304.29    191.25    152.46


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information believed by the Company to be accurate based on information provided to it concerning the beneficial ownership of Common Stock by (a) each shareholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, (b) each director,
(c) the Company's Chief Executive Officer, (d) each of the Company's other named executive officers and (e) all executive officers and directors as a group, as of March 15, 2002.


                                                           COMMON STOCK                                   SERIES D
                                                                                                      PREFERRED STOCK
                                                        ----------------------------------    ----------------------------------
Beneficial Owner                                        Amount and Nature of    Percent of    Amount and Nature of   Percent of
----------------                                                                ----------                           ==========
                                                        Beneficial Ownership     Class(1)     Beneficial Ownership    Class
                                                        --------------------     --------     --------------------    -----
North Texas Opportunity Fund LP                                -0-(2)              *                 46,500(3)         60.4%
13355 Noel Road, Suite 2210
Dallas, TX                                                                                                            75240

North Texas Opportunity Fund Capital                           -0-(2)              *                 46,500(3)         60.4%
Partners, LP
13355 Noel Road, Suite 2210
Dallas, TX 75240

NTOF LLC                                                       -0-(2)              *                 46,500(3)         60.4%
13355 Noel Road, Suite 2210
Dallas, TX 75240

North Texas Investment Advisors LLC                            -0-(2)              *                 46,500(3)         60.4%
13355 Noel Road, Suite 2210
Dallas, TX 75240

John Hancock Financial Services, Inc.                          -0-(4)              *                 27,000            35.1%
John Hancock Place, P.O. Box 111
Boston, MA 02117

Larry Martin                                             3,166,694(5)           37.7%                   -0-              *
2729 Sunrise Drive
Arlington, TX 76006

Gruber & McBaine Capital Management                        892,400(6)           10.6%                   -0-              *
50 Osgood Place
San Francisco, CA 94133

DiMare Homestead, Inc.                                     528,300(7)            6.3%                   -0-              *
258 NW 1st Avenue
Florida City, FL 33034

Arthur Hollingsworth                                           -0-(8)              *                 50,000(3)         64.9%

Greg Campbell                                                  -0-                 *                 46,500(3)         60.4%

Luke Sweetser                                                  -0-                 *                 46,500(3)         60.4%

Darren L. Miles                                                -0-                 *                    -0-              *

Colon O. Washburn                                          122,435(9)            1.4%                   -0-              *

Cheryl Taylor                                                  -0-                 *                    -0-              *

Gary D. Wiener                                              29,600(10)             *                    -0-              *

Steven C. Finberg                                           26,500                 *                    -0-              *

Eric Janke                                                   2,000                 *                    -0-              *

Jerry Campbell                                               7,000                 *                    -0-              *

All Directors and Executive Officers as a
Group (10 persons)                                         164,935(11)          1.9%                    -0-              *

------------------
*Does not exceed 1% of the outstanding common stock.

(1) Percentages with respect to each person or group of persons have been calculated on the basis of 8,410,098 shares, the total number of shares of Common Stock outstanding as ofMarch 15, 2002, plus the number of shares of Common Stock which such person or group of persons has the right to acquire, without contingency, within 60 days after the record date.

(2) Does not include warrants to purchase 78,213,911 shares of Common Stock beneficially owned by NTOF due to the existence of a material contingency (the need for shareholder approval of the Charter Amendment) that is not within NTOF's control and that is required to be satisfied prior to exercise of the warrants.

(3) North Texas Opportunity Fund LP ("NTOF") is a direct beneficial owner of 46,500 shares of Preferred Stock. North Texas Opportunity Fund Capital Partners LP ("NTOF Partners") is an indirect beneficial owner of this Preferred Stock because NTOF Partners is the general partner of NTOF. NTOF LLC ("NTOF LLC") is an indirect beneficial owner of this Preferred Stock because NTOF LLC is the general partner of NTOF Partners. North Texas Investment Advisors LLC ("NT Advisors") is an indirect beneficial owner of this Preferred Stock because NT Advisors is the investment manager of NTOF. Arthur Hollingsworth ("Hollingsworth") is the direct beneficial owner of 3,500 shares of Preferred Stock, and is an indirect beneficial owner of NTOF's 46,500 shares of Preferred Stock because Hollingsworth is a manager of NTOF LLC and NT Advisors. Luke Sweetser ("Sweetser") and Gregory Campbell ("Campbell") are both indirect beneficial owners of NTOF's 46,500 shares of Preferred Stock because Sweetser is a manager of NTOF LLC and of NT Advisors and because Campbell is a manager of NTOF LLC and of NT Advisors.

(4) Does not include warrants to purchase 45,414,529 shares of Common Stock beneficially owned by the Hancock Entities and reported by the Hancock Entities in a Schedule 13D filed with the SEC on September 17, 2001, due to the existence of a material contingency (the need for shareholder approval of the Charter Amendment) that is not within the Hancock Entities' control and that is required to be satisfied prior to exercise of the warrants.

(5) Based on information set forth in a Schedule 13D filed with the SEC on April 24, 2001, Mr. Martin beneficially owns 3,166,694 shares of Common Stock.

(6) Based on information provided to the Company by Gruber & McBaine Capital Management, LLC ("GMCM"), Jon D. Gruber ("Gruber"), J. Patterson McBaine ("McBaine") and Thomas O. Lloyd-Butler ("Lloyd-Butler"). This group informed the Company that it beneficially owned 892,400 shares of Common Stock and that the voting and dispositive power among such group's members is as follows:

                                             Voting and Dispositive Power
                                      ------------------------------------------
Name                                          Sole                  Shared
----------------------------------    -------------------    -------------------
GMCM                                           --                  689,300
Gruber                                       94,500                689,300
McBaine                                     108,600                689,300
Lloyd-Butler                                   --                  689,300

(7) Based on information set forth in a Schedule 13D filed with the SEC on June 16, 2000, by DiMare Homestead, Inc. ("DiMare"). Paul DiMare, President of DiMare, Inc., has sole voting and dispositive power with regard to the 528,300 shares of Common Stock beneficially owned by DiMare, a wholly-owned subsidiary of DiMare, Inc.

(8) Does not include warrants to purchase 5,887,069 shares of Common Stock beneficially owned by Arthur Hollingsworth due to the existence of a material contingency (the need for shareholder approval of the Charter Amendment) that is not within NTOF's control and that is required to be satisfied prior to exercise of the warrants.

(9) Includes 90,753 shares subject to options issued to Mr. Colon Washburn that are exercisable within 60 days.

(10) Includes options to acquire 29,500 shares of Common Stock that are exercisable within 60 days. Mr. Wiener resigned from the Company on January 25, 2002 and his 29,500 options expire on April 25, 2002, 90 days after his resignation.

(11) Includes 133,523 shares subject to options issued to certain directors and executive officers of the Company that are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a six-month consulting agreement with Mr. Thomas Hubbard effective October 1, 1999, at which time Mr. Hubbard was a director of the Company. The agreement paid Mr. Hubbard $8,000 per month. The agreement called for Mr. Hubbard to provide managerial oversight of King's Onion House, a former subsidiary of the Company. The agreement was extended for an additional twelve-month period, which ended April 1, 2001

On September 5, 2001, the Company entered into a monitoring agreement with North Texas Investment Advisors ("NT Advisors"), an affiliate of NTOF, as a condition to the Series D preferred stock and warrant agreements between NTOF and the Company. In conjunction with the monitoring agreement, NT Advisors monitors the Company's progress and performance and the Company pays NT Advisors a fee of $20,000 per month. Messrs. Hollingsworth, Campbell and Sweetser hold positions as managers of NT Advisors, as well as being partners in NTOF and directors of the Company. The terms of the monitoring agreement provide that affiliates of NT Advisors or NTOF will not be paid compensation as directors of the Company.


On September 5, 2001, the Company issued an unsecured promissory note (as amended and restated, the "Martin Note") to Larry Martin, a former director and a shareholder owning more than 5% of our outstanding common stock, in the amount of $1,239,233. The Martin Note originally bore no interest and was due and payable on the earlier of (i) January 3, 2002 or (ii) upon repayment of the Company's term note with the Senior Lender. On January 3, 2002, the Martin
Note was amended and restated and now bears interest at the rate of 5% per annum, which interest is payable quarterly, and is due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company's term note with the Senior Lender. The Martin Note evidences a deferred purchase price payment owed to Mr. Martin pursuant to a Stock Purchase Agreement entered into with Mr. Martin on December 17, 1997 pursuant to which the Company acquired Martin Bros.


In August, 2001 the Company entered into a staffing agreement with Instaff Personnel, Inc. ("Instaff"), a company in which NTOF is a significant shareholder whereby, Instaff would furnish all hourly production employees at two locations. These two locations transitioned to the Instaff agreement during the fourth quarter of 2001. Arthur W. Hollingsworth is Chairman of the Board of Instaff and Gregory A. Campbell and Luke M. Sweetser serve on Instaff's Board of Directors. Fees paid to Instaff during 2001 were approximately $ 388,000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K.

A.   Documents filed as a part of this report.
     1.    Financial Statements.
     2.    Financial Statement Schedules - None.
     3. Exhibits - The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

B.   Reports on Form 8-K.
     No reports on Form 8-K were filed during the fourth quarter of 2001, which ended on December 29, 2001.

                                 EXHIBITS INDEX

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

 10.2 Fresh America Corp 1996 Stock Option and Award Plan as Amended and Restated effective May 22, 1998 (Incorporated by reference to exhibit
         4.3 to the Company's Form S-8 filed with the Securities and Exchange Commission on August 4, 1998 [Commission File Number 333-60601]).

 10.3 Fresh America Corp. 2001 Stock Option Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 3, 2001).

*10.4 Second Amendment to Stock Purchase Documents dated February 21, 2002 between Fresh America Corp. and Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust.

 10.5 Amended and Restated Promissory Notes in the aggregate amount of $450,000.00 dated July 28, 2000 with respect to Promissory Notes dated as of November 1, 1998 by Fresh America Corp. and issued to Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 29, 2000).

 10.6 Common Stock Purchase Warrant Agreements dated July 28, 2000 between Fresh America Corp. and individually, Sam Perricone, Sr., Henry Beyer, and the Sam Perricone Children's Trust (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 29, 2000).

*10.7 Promissory Note in the amount of $1,233,043.00 dated February 5, 2002 by Fresh America Corp. and issued to Mr. Joseph Cognetti.

*10.8 Amended and Restated Promissory Note in the amount of $1,239,233.00 dated January 3, 2002 by Fresh America Corp. and issued to Mr. Larry Martin.

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

*10.14 Resignation Agreement between Mr. Gary D. Weiner and Fresh America Corp. dated as of January 25, 2002.

 10.15   Employment Agreement for Cheryl A. Taylor (Incorporated by reference to
         Exhibit 10.14 to Company's Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001).

 10.16 Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of February 2, 1998 (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 17, 1998).

 10.17 Second Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of May 14, 1998 (Incorporated by reference to Exhibit 10.4 to the Company's 10-Q filed with the Securities and Exchange Commission on August 17, 1998).

 10.18 Eighth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of October 31, 1999 (Incorporated by reference to Exhibit 10.12 to the Company's 10-K filed with the Securities and Exchange Commission on April 14, 2000).

 10.19 Ninth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of November 15, 1999 (Incorporated by reference to Exhibit 10.13 to the Company's 10-K filed with the Securities and Exchange Commission on April 14, 2000).

 10.20 Tenth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of March 31, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's 10-K/A filed with the Securities and Exchange Commission on May 8, 2000).

 10.21 Eleventh Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of January 26, 2001(Incorporated by reference to Exhibit 10.19 to the Company's 10-K filed with the Securities and Exchange Commission on September 12,
         2001).

 10.22 Twelfth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of March 15, 2001(Incorporated by reference to Exhibit 10.20 to the Company's 10-K filed with the Securities and Exchange Commission on September 12,
         2001).

 10.23 Thirteenth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of September 5, 2001 (Incorporated by reference to Exhibit 10.21 to the Company's 10-K filed with the Securities and Exchange Commission on September 12, 2001).

*10.24 Fourteenth Amendment to the Restated Business Loan Agreement between Fresh America Corp. and Bank of America Texas, N.A. dated as of January 2, 2002.

 12.1 Statement regarding computation of per share earnings (Incorporated by reference to Note 1 to the Financial Statements included herein).

*21.1    List of Subsidiary Corporations.

*23.1    Consent of KPMG LLP.

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FRESH AMERICA CORP.
                                                 (Registrant)


Date:  March 28, 2002                            By /s/ DARREN L. MILES
                                                   -----------------------------
                                                   Darren L. Miles
                                                   President and Chief Executive
                                                   Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DARREN L. MILES                              Date:    March 28, 2002
-------------------------------------------
Darren L. Miles
President and Chief Executive Officer
(principal executive officer)


/s/ CHERYL A. TAYLOR                             Date:    March 28, 2002
-------------------------------------------
Cheryl A. Taylor
Executive Vice President,
Chief Financial Officer and Secretary
(principal financial and accounting officer)


/s/ ARTHUR W. HOLLINGSWORTH                      Date:    March 28, 2002
-------------------------------------------
Arthur W. Hollingsworth
Chairman of the Board


/s/ LUKE M. SWEETSER                             Date:    March 28, 2002
-------------------------------------------
Luke M. Sweetser
Director


/s/ GREGORY A. CAMPBELL                          Date:    March 28, 2002
-------------------------------------------
Gregory A. Campbell
Director


/s/ COLON O. WASHBURN                            Date:    March 28, 2002
-------------------------------------------
Colon O. Washburn
Director

                                    FINANCIAL

                                   STATEMENTS






                                       F1

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Shareholders
Fresh America Corp.:


We have audited the accompanying consolidated balance sheets of Fresh America Corp. and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh America Corp. and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                           KPMG LLP


Dallas, Texas
March 22, 2002

                                       F2

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                            December 28, December 29,

                                                                                                       December 28,     December 29,
                                                                                                           2001              2000
                                                                                                         --------          --------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                                             $  3,742          $  4,880
   Accounts receivable, net                                                                                18,124            36,306
   Inventories                                                                                              2,545             6,849
   Prepaid expenses                                                                                         1,010             1,138

   Deferred income taxes                                                                                       --               297
   Income tax receivable                                                                                    2,086             1,084
                                                                                                         --------          --------
     Total Current Assets                                                                                  27,507            50,554
Property and equipment, net                                                                                 6,924             9,944
Goodwill, net of accumulated amortization of $5,322 and $3,655, respectively                               16,141            24,843
Other assets                                                                                                  386             1,920
                                                                                                         --------          --------
Total Assets                                                                                             $ 50,958          $ 87,261
                                                                                                         ========          ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current portion of long-term debt                                                   $  1,474          $ 13,788
   Accounts payable                                                                                        20,580            27,785
   Accrued salaries and wages                                                                               1,075             2,489
   Other accrued expenses                                                                                   3,208             3,902
                                                                                                         --------          --------
     Total Current Liabilities                                                                             26,337            47,964
Long-term debt, less current portion                                                                        6,226            24,950
Other liabilities                                                                                             444               499
                                                                                                         --------          --------
     Total Liabilities                                                                                     33,007            73,413
                                                                                                         --------          --------

8% Series D cumulative redeemable preferred stock, $1.00 par value
(77,000 shares authorized and issued); liquidation value of $7,700
plus accrued and unpaid dividends                                                                           2,429                --

12% Series C redeemable cumulative preferred stock, $1.00 par value
(50,000 shares authorized and issued); liquidation value of $5,000
plus accrued and unpaid dividends                                                                              --             4,446

Shareholders' Equity:
   Common stock $.01 par value (authorized 10,000,000 shares; issued 8,410,098
   and 5,243,404 shares, respectively)                                                                         84                52
   Additional paid-in capital                                                                              40,512            33,564
   Foreign currency translation adjustment                                                                     --              (469)
   Accumulated deficit                                                                                    (25,074)          (23,745)
                                                                                                         --------          --------
     Total shareholders' equity                                                                            15,522             9,402
Commitments and Contingencies
                                                                                                         --------          --------
Total Liabilities and Shareholders' Equity                                                               $ 50,958          $ 87,261
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

                                       F3

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                                  Fiscal Year Ended
                                                                                ----------------------------------------------------
                                                                                December 28,         December 29,       December 31,
                                                                                    2001                 2000               1999
                                                                                ------------         ------------       ------------
Net sales                                                                       $   257,860          $  554,554         $   669,875
Cost of sales                                                                       229,687             496,169             591,977
                                                                                ------------         ------------       ------------
     Gross profit                                                                    28,173              58,385              77,898
                                                                                ------------         ------------       ------------
Selling, general and administrative expenses                                         37,563              54,023              66,756
Bad debt expense                                                                        (53)              1,912               6,031
Depreciation and amortization                                                         3,151               5,506               6,244
Disposition costs and impairment of long-lived assets                                 9,549              12,791              13,520
Transaction costs                                                                        --                  --               3,850
Settlements of lawsuits                                                                  --               1,222                 805
                                                                                ------------         ------------       ------------
   Total operating costs and expenses                                                50,210              75,454              97,206
                                                                                ------------         ------------       ------------
     Operating loss                                                                 (22,037)            (17,069)            (19,308)
                                                                                ------------         ------------       ------------
Other expense:
   Interest expense                                                                  (2,768)             (5,238)             (5,783)
   Interest income                                                                       63                 374                 340
   Other, net                                                                          (860)                (76)                130
                                                                                ------------         ------------       ------------
                                                                                     (3,565)             (4,940)             (5,313)
                                                                                ------------         ------------       ------------
Loss before income taxes and extraordinary item                                     (25,602)            (22,009)            (24,621)
Income tax expense (benefit)                                                           (497)                833              (2,630)
                                                                                ------------         ------------       ------------
Loss before extraordinary item                                                      (25,105)            (22,842)            (21,991)
Extraordinary gain on extinguishment of debt                                         23,776               1,905                  --
                                                                                ------------         ------------       ------------
Net loss                                                                        $    (1,329)         $  (20,937)        $   (21,991)
Accretion of preferred stock                                                          1,593                 698                  --
                                                                                ------------         ------------       ------------
Net loss applicable to common shareholders                                      $    (2,922)         $  (21,635)        $   (21,991)
                                                                                ============         ============       ============
Basic loss per share:
      Loss before extraordinary item                                            $     (3.57)         $    (4.49)        $     (4.20)
      Extraordinary gain on extinguishment of debt                                     3.18                 .36                  --
                                                                                ------------         ------------       ------------
      Net loss applicable to common shareholders                                $      (.39)         $    (4.13)        $     (4.20)
                                                                                ============         ============       ============

Diluted earnings (loss) per share:
      Loss before extraordinary item                                            $     (3.57)         $    (4.49)        $     (4.20)
      Extraordinary gain on extinguishment of debt                                     3.18                 .36                  --
                                                                                ------------         ------------       ------------
      Net loss applicable to common shareholders                                $      (.39)         $    (4.13)        $     (4.20)
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

                                       F4

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                       Foreign        Retained
                                                                        Additional     Currency       Earnings          Total
                                                                         Paid-In     Translation    (Accumulated    Shareholders'
                                                          Common Stock   Capital      Adjustment       Deficit)         Equity
                                                          ------------  ----------   -----------     -----------    -------------

Balances at January 1, 1999                               $    52      $  31,672     $     (345)     $  19,183       $ 50,562
Stock issued in acquisitions                                   --            500             --             --            500
Exercise of employee stock options                             --             50             --             --             50
Repricing of an employee's options                             --            333             --             --            333
Net loss                                                       --             --             --        (21,991)       (21,991)
Foreign currency translation adjustments                       --             --            317             --            317
                                                                                                                    -------------
   Comprehensive loss                                                                                                 (21,674)
                                                          ------------  ----------   -----------     -----------    -------------
Balances at December 31, 1999                                  52         32,555            (28)        (2,808)        29,771
Issuance of warrants related to preferred
    Stock                                                      --          1,104             --             --          1,104
Issuance of warrants related to restructuring
    of subordinated debt                                       --            603             --             --            603
Accretion of preferred stock                                   --           (698)            --             --           (698)
Net loss                                                       --             --             --        (20,937)       (20,937)
Foreign currency translation adjustment                        --             --           (441)            --           (441)
                                                                                                                    -------------
        Comprehensive loss                                                                                            (21,378)
                                                         -------------  ----------   -----------     -----------    -------------
Balances at December 29, 2000                                  52         33,564           (469)       (23,745)         9,402
Issuance of warrants related to restructuring                  --          4,855             --             --          4,855
Stock issued                                                   32          3,686             --             --          3,718
Accretion of preferred stock                                   --         (1,593)            --             --         (1,593)
Net loss                                                       --             --             --         (1,329)        (1,329)
Foreign currency translation adjustment                        --             --            469             --            469
                                                                                                                    -------------
        Comprehensive loss                                                                                               (860)
                                                         -------------  ----------   -----------     -----------    -------------
Balances at December 28, 2001                            $     84       $ 40,512     $       --      $ (25,074)     $  15,522
                                                         =============  ==========   ===========     ===========    =============

  The notes to consolidated financial statements are an integral part of these statements.

                                       F5

                                       FRESH AMERICA CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                                                   Fiscal Year Ended
                                                                                 -------------------------------------------------
                                                                                   December 28,        December 29,   December 31,
                                                                                       2001                2000           1999
                                                                                 -----------------   --------------   ------------
Cash flows from operating activities:
   Net loss                                                                           $ (1,329)       $(20,937)       $(21,991)
   Adjustments to reconcile net loss to net cash provided by
   operating activities, excluding the effects of
   acquisitions:
       Bad debt expense                                                                    (53)          1,912           6,031
       Extraordinary gain on extinguishment of debt                                    (23,776)         (1,905)             --
       Depreciation and amortization                                                     3,151           5,506           6,244
       Impairment of long-lived assets                                                   9,549          12,791          11,529
       Non-cash transaction costs and interest expense                                      --              --             888
       Deferred income taxes                                                               297            (592)           (437)
       Other                                                                               741             148             837
       Change in assets and liabilities:
           Accounts receivable                                                          11,302          23,702          15,998
           Inventories                                                                   2,606           3,775           1,047
           Prepaid expenses                                                                 84             480             343
           Income tax receivable and other assets                                         (532)          5,721          (5,852)
           Accounts payable                                                             (2,134)        (11,492)        (13,428)
           Accrued expenses and other current liabilities                                  125            (588)          3,833
                                                                                      --------        --------        --------
              Total adjustments                                                          1,360          40,147          26,344
                                                                                      --------        --------        --------
              Net cash provided by operating activities                                     31          19,210           4,353
                                                                                      --------        --------        --------

Cash flows from investing activities:
   Additions to property and equipment                                                  (1,290)         (1,491)         (6,731)
   Cost of acquisitions, exclusive of cash acquired                                         --              --          (2,644)
   Proceeds from sale of King's Onion House common stock                                 2,500              --              --
       Proceeds from sale of property and equipment                                      2,090             788           1,007
                                                                                      --------        --------        --------
              Net cash provided by (used in) investing activities                        3,300            (703)         (8,368)
                                                                                      --------        --------        --------
Cash flows from financing activities:
    Proceeds from Canadian revolving line of credit                                         --          40,826          89,079
    Repayments of Canadian revolving line of credit                                     (3,756)        (46,157)        (79,460)
    Payments of short-term indebtedness                                                   (989)        (15,288)         (3,459)
    Proceeds from long-term indebtedness                                                    --              --             748
    Payments of long-term indebtedness                                                  (3,888)           (458)           (982)
    Proceeds from issuance of preferred stock and warrants                               5,000           5,000              --
    Securities issuance costs                                                           (1,305)             --              --
    Payment of dividend on preferred stock                                                  --            (307)             --
    Net proceeds from exercise of employee stock options                                    --              --              50
                                                                                      --------        --------        --------
              Net cash provided by (used in) financing activities                       (4,938)        (16,384)          5,976
                                                                                      --------        --------        --------
Effect of exchange rate changes on cash                                                    469            (440)             65
                                                                                      --------        --------        --------
Net increase (decrease) in cash and cash equivalents                                    (1,138)          1,683           2,026
Cash and cash equivalents at beginning of year                                           4,880           3,197           1,171
                                                                                      --------        --------        --------
Cash and cash equivalents at end of year                                              $  3,742        $  4,880        $  3,197
                                                                                      ========        ========        ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                             $    726        $  4,380        $  5,418
   Cash paid for income taxes                                                         $    296        $  1,660        $  3,809



Non-cash Financing Activities:

As discussed in Note 4, the Company exchanged subordinated debt, cumulative redeemable preferred stock and accrued interest and dividends for newly issued cumulative redeemable preferred stock and warrants in its September 2001 financial restructuring, and issued common stock with a fair value of $3,718,000 as payment for a portion of a note payable to a shareholder in fiscal 2001.

  The notes to consolidated financial statements are an integral part of these statements.

                                       F6

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 28, 2001 and December 29, 2000

Note 1.  Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

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

The Company's fiscal year is a 52-week or 53-week period ending on the Friday closest to the calendar year end. The fiscal years ended December 28, 2001 (fiscal 2001), December 29, 2000 (fiscal 2000) and December 31, 1999 (fiscal
1999) were 52-week periods. The consolidated financial statements include the accounts of Fresh America Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                       F7

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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


Stock Option Plan
Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides certain proforma disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method had been applied.


Revenue Recognition
Revenue is recognized at such time as the product has been delivered or the service has been rendered.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.


Shares used in calculating basic and diluted EPS are as follows (in thousands):

                                                            2001   2000    1999
                                                           -----   -----   -----

Weighted average common shares outstanding - basic         7,471   5,243   5,243

Dilutive securities:
    Common stock option                                       --      --      --
    Contingent shares related to acquisitions                 --      --      --
                                                           -----   -----   -----
Weighted average shares common outstanding - diluted       7,471   5,243   5,243
                                                           =====   =====   =====


The number of weighted average common shares outstanding used in the computation of diluted EPS includes the effect of dilutive options using the treasury stock method. For fiscal years 2001, 2000 and 1999, there are 601,000, 1,484,000, and 497,000 options and warrants, respectively, to purchase common stock that were not included in the computation of diluted EPS because to do so would have been antidilutive for the fiscal years presented.


                                       F8

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications
Certain prior year balances have been reclassified to conform to current year presentation.

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

Note 2.  Agreement with Sam's Club
----------------------------------


The Company's relationship with Sam's was governed by the terms and conditions of a five-year agreement (the "Agreement"), which became effective December 1, 1995 and expired on October 24, 2000. Sam's began internal distribution of produce for all of its' clubs subsequent to the expiration date. Therefore, the Agreement was not renewed.



Sam's Club was the Company's largest customer during 2000 and 1999, and accounted for approximately 30% and 31% of the Company's sales for fiscal years 2000 and 1999, respectively. Subsequent to the termination of the Sam's Agreement the Company continues to have a relationship with Sam's which accounts for less than 10% of the Company's sales. The sales to Sam's in 2001 were comprised solely of value-added processing/repacking.


Note 3.  Termination of Merger
------------------------------


On May 3, 1999, the Company, and Dallas-based, privately held FreshPoint Holdings, Inc. ("FreshPoint") entered into a definitive agreement pursuant to which FreshPoint would have merged with and into the Company. The transaction was to be accounted for as a reverse acquisition with FreshPoint as the accounting acquirer. In October 1999, the agreement was terminated by the Company and by FreshPoint. The Company and FreshPoint each agreed to pay their respective expenses in connection with the contemplated transaction. The Company incurred merger-related expenses of $3,850,000 in fiscal 1999. The expenses consisted of legal and professional fees of $2,433,000, regulatory expenses of $63,000, severance costs paid to employees who were terminated in contemplation of the merger of $1,259,000, and stay-to-close payments, payments to such terminated employees to remain with the Company on an interim basis in order to enable the Company to re-align its administrative functions, and other costs, aggregating $95,000.


Note 4. Debt and Liquidity
--------------------------


                                                                         December 28,         December 29,
                                                                            2001                  2000
                                                                         ----------             -------
Subordinated note, net of unamortized discount of $411                    $    --               $19,589
Revolver                                                                    4,427                 8,596
Canadian Revolver                                                              --                 3,756
Notes related to acquisitions                                               3,197                 6,132
Various equipment loans with interest rates from 6.75% to 14%                  76                   665
                                                                          -------               -------
Total debt                                                                  7,700                38,738
                                                                          -------               -------
Current portion                                                             1,474                13,788
                                                                          -------               -------
Long-term debt, less current portion                                      $ 6,226               $24,950
                                                                          =======               =======

                                       F9

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In April 2000, the Company entered into an agreement with the Hancock Entities (as defined below) to provide additional financing through the purchase of $5 million (50,000 shares) of the Company's 12% redeemable cumulative preferred stock ("Hancock Preferred Stock"), and to restructure the then existing subordinated notes. Cumulative preferred dividends accrued as of December 29, 2000 totaled $0.3 million or $6.04 per share of preferred stock. The Hancock Preferred Stock, subordinated note agreement and accrued interest and dividends were exchanged for preferred stock and warrants in September 2001, as discussed below.

Throughout its operational restructuring during the past three years, the Company has pursued various financing opportunities in an effort to restructure its senior bank and subordinated debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") purchased 50,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock for total cash proceeds of $5 million. Arthur Hollingsworth, an affiliate of NTOF and the Company's Chairman of the Board, subsequently purchased from NTOF for the same price as paid by NTOF, 3,500 shares of Series D preferred stock and warrants exercisable for 5,887,069 shares of our common stock. In connection with the NTOF investment in the Company, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Hancock Entities") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of the Company's common stock, 50,000 shares of Series D cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock.


In conjunction with this restructuring the Company's senior lender, Bank of America Texas, N.A. ("Bank of America"), agreed to an extension of the maturity date of the Company's term credit facility until January 2, 2002 and a revised payment schedule. Subsequent to the financial restructuring, Bank of America assigned its interest in the credit facility to Endeavour, LLC (the "Senior Lender") and the Senior Lender extended the due date to January 6, 2003. The Company is pursuing a revolving credit facility with a new lender to replace the existing facility prior to its maturity date. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its senior credit facility beyond January 2003, if that becomes necessary. See Note 12 for additional information regarding the terms of the warrants, cumulative redeemable preferred stock and other shareholder matters.


Prior to its sale in March 2001, OTF had a demand agreement with Royal Bank of Canada to provide revolving credit facilities, which were collateralized by substantially all assets of OTF. This outstanding balance was fully repaid in March 2001 in conjunction with the sale of OTF's operating assets.

In July 2000, the Company entered into an agreement amending the stock purchase agreement relating to the Company's November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured whereby the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling $900,000. The promissory notes accrue interest at 10% per annum. However, all accrued interest will be forgiven if scheduled principal payments are made timely. Additionally, the Company issued the note holders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for the duration of seven years. The issuances of these securities were exempt from registration under the Securities Act under Regulation D. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company of $1.9 million in the third quarter of 2000. In February 2002, the Company and the note holders agreed to amend the agreement to change the due date of all remaining payments to the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company's term note with the Senior Lender. In addition, all previous accrued interest was forgiven, and the remaining principal balance began accruing interest at an annual rate of 10% in January 2002.

                                      F10

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Under the terms of the purchase agreement for the acquisition of Jos. Notarianni & Co. ("Notarianni"), a portion of the purchase price was contingent upon Notarianni's earnings subsequent to its acquisitions. The contingent payment for Notarianni was equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. On February 5, 2002, the Company issued an unsecured promissory note to Mr. Joseph Cognetti in the amount of $1,233,043 (the "Cognetti Note"). The Cognetti Note bears interest of 5% per annum, which interest is payable in quarterly installments, and becomes due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company's term note with the Senior Lender.

The Company's purchase agreement with Hereford Haven Inc. d/b/a Martin Bros. ("Martin Bros.") also contains a contingent payment component in the purchase price. The Martin Bros. contingent payment was equal to 4 times the average annual pretax earnings for the three-year period from January 3, 1998 to January 3, 2001. The total contingent payment was $5.0 million. The payment was due March 31, 2001 and was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option. In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration was evidenced by a promissory note and was restructured as part of the financial restructuring discussed above. It is payable in cash subject to the approval of the Company's Senior Lender. This note is due in January 2003 bears interest at an annual rate of 5%, payable quarterly.

The Company is party to a master lease agreement with SunTrust Bank that has been used to provide equipment financing for several of the Company's operating units. The Company was not in compliance with certain financial covenants under the terms of the lease at December 29, 2000 and received waivers for noncompliance through January 6, 2003. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

The aggregate maturities of long-term debt for the fiscal years subsequent to December 29, 2001 are as follows (in thousands): 2002 - $1,474; 2003 - $6,226.

Note 5.  Disposition Costs and Impairment of Long-lived Assets
--------------------------------------------------------------

Subsequent to the termination of the merger discussed in Note 3, in the fourth quarter of 1999 management of the Company initiated a process in conjunction with its business strategy to improve its cost structure, streamline operations and divest the Company of under-performing operations. The process continued during 2000 and into 2001.

As a result of this ongoing process, the Company closed or sold several under-performing operations in 1999, 2000 and 2001 as follows:

                            Fiscal 1999:
                                 Los Angeles and San Francisco, California
                                 Orlando, Florida
                                 Atlanta, Georgia
                                 Baton Rouge, Louisiana
                                 Austin and San Antonio, Texas

                            Fiscal 2000:

                                      F11

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During this process, management evaluated the recoverability of the carrying value of the long-lived assets and related allocable goodwill of these operations. Impairment charges and other disposition costs recorded in fiscal 2001, 2000 and 1999 are as follows (in thousands):

                                                  2001     2000      1999
                                                -------   -------   -------
Impairment of property and equipment            $   152   $10,584   $  --
Impairment of goodwill                            8,213     2,207    10,553
Loss on disposition of property and equipment      --        --         976
Closure costs:
    Liability for future lease commitments        1,184      --       1,161
    Severance                                      --        --         412
    Other                                          --        --         418
                                                -------   -------   -------
                                                $ 9,549   $12,791   $13,520
                                                =======   =======   =======

Note 6.  Accounts Receivable
-----------------------------

Accounts receivable consist of (in thousands):


                                        December 28,   December 29,
                                           2001            2000
                                       ------------    ------------
Accounts receivable                    $     18,414    $     37,843
Less allowance for doubtful accounts           (290)         (1,537)
                                       ------------    ------------
                                       $     18,124    $     36,306
                                       ============    ============



The following table summarizes the activity in the Company's allowance for doubtful accounts in fiscal 1999 through 2001 (in thousands):

                Balance at
                Beginning        Bad Debt                      Balance at
 Fiscal Year     of Year         Expense        Write-offs     End of Year
 -----------     -------         -------        ----------     -----------
    2001         $ 1,537         $   (53)       $(1,194)       $   290
    2000           2,593           1,912         (2,968)         1,537
    1999           1,697           6,031         (5,135)         2,593

Note 7.  Property and Equipment
--------------------------------

Property and equipment consist of (in thousands):

                                      F12

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                 December 28,       December 29,
                                                     2001               2000
                                                 -------------      ------------
Land                                               $    148           $    606
Buildings                                             3,310              4,375
Machinery, furniture, fixtures and equipment          5,188              6,740
Trucks and trailers                                   3,015              3,567
Leasehold improvements                                2,696              2,798
                                                   --------           --------
                                                     14,357             18,086
Less accumulated depreciation and amortization       (7,433)            (8,142)
                                                   --------           --------
Property and equipment, net                        $  6,924           $  9,944
                                                   ========           ========

Note 8. Income Taxes
--------------------

The components of income tax expense (benefit) consisted of (in thousands):



                                                            Fiscal Year Ended
                                          December 28,         December 29,      December 31,
                                              2001                 2000             1999
                                      -------------------- ------------------- ----------------
Current:
   Foreign                                 $(1,092)              $   542           $ 2,190
   Federal                                      --                   100            (3,979)
   State                                       298                   783              (404)
Deferred                                       297                  (592)             (437)
                                           -------               -------           -------
                                           $  (497)              $   833           $(2,630)
                                           =======               =======           =======


Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following (in thousands):



                                                                        December 28,     December 29,      December 31,
                                                                            2001             2000             1999
                                                                        ------------     ------------     -------------
Federal income tax expense (benefit) at statutory rate                  $ (8,960)         $ (7,703)        $  (8,617)
Increase (reduction) in income taxes resulting from:
Change in the beginning-of-the-year balance of the valuation
    allowance for deferred tax assets                                        257             7,698             4,586
Nondeductible goodwill amortization and impairment                           267               113             2,092
Tax rate and other differences related to Canadian
    subsidiaries                                                            (154)               --               490
 Reduction in tax attributes due to financial restructuring                7,424                --                --
 State income taxes, net of federal income tax effect                        298               192              (262)
 Adjustment to prior year's estimated provision and other                    371               533              (919)
                                                                        ------------      ------------     -------------
                                                                        $   (497)         $    833         $  (2,630)
                                                                        ============      ============     =============




The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                      F13

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                      December 28,  December 29,
                                                         2001           2000
                                                      ------------  ------------
Deferred tax assets:
   Net operating loss carry forwards                  $      6,490  $     9,360
   Property and equipment, principally
      depreciation and impairment                            1,501        1,780
   Other                                                     3,883          898
                                                      ------------  ------------
      Total deferred tax assets                             11,874       12,038
   Less valuation allowance                                (11,874)     (11,617)
                                                      ------------  ------------
   Net deferred tax asset                                       --          421
Deferred tax liabilities -
   income not currently taxable                                 --          124
                                                      ------------  ------------
Net deferred tax asset                                $         --  $       297
                                                      ============  ===========


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent primarily upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon current projections for future U.S. taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not that its deferred tax assets related to U.S. operations will not be realized and a valuation allowance for such assets is required at December 28, 2001 and December 29, 2000.


At December 28, 2001, the Company has a net operating loss ("NOL") carry forward for federal income tax purposes of approximately $18,500,000.



During 2001, the Company experienced two "ownership changes" as defined by the Internal Revenue Code of 1986. After an ownership change, utilization of a loss corporation's NOL carry forward is limited annually to a prescribed rate multiplied by the value of the loss corporation's stock immediately before the ownership change. In general, an ownership change occurs if ownership of more than 50% in value of the stock of the loss corporation changes during the three-year period proceeding the test date. Since the Company's stock had no value for purposes of this calculation, none of the NOL carryforward will be useable in future years.

Note 9.  Options
----------------

In July 1993, the Company adopted the Fresh America Corp. 1993 Stock Option and Award Plan (the "1993 Plan"), which reserved 450,000 shares of the Company's common stock for issuance to employees and directors. Effective May 22, 1998, the 1993 Plan was frozen, which prevents any additional options from being granted under the plan. In July 1996, the Company adopted the Fresh America Corp. 1996 Stock Option and Award Plan (the "1996 Plan"), which reserved 150,000 shares of the Company's common stock for issuance to employees and directors. Effective May 22, 1998, the Company amended and restated the 1996 Plan, which increased the number of shares reserved from 150,000 to 625,000. At December 28, 2001 and December 29, 2000, options for 354,000 and 103,250 shares, respectively, were available for issuance.

Options under the 1993 and 1996 Plans are granted at an exercise price equal to at least 100% of the fair market value of the Company's common stock on the date of grant. Unless determined otherwise by the Company's Board of Directors, each independent director is automatically granted an option to purchase 5,000 shares of

                                      F14

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock each year. Such option grants vest immediately and will expire in ten years if not exercised. Options granted to employees generally vest in one year from the date of grant and expire after ten years if not exercised. The Plans restrict the rights to exercise based on employment status and percentage of stock ownership in accordance with Section 422 of the Internal Revenue Code.

The following table summarizes stock option activity under the Plans for fiscal 1999 through fiscal 2001:



                                                                                                                     Weighted
                                                                                                                      Average
                                                   Stock Options                       Option Price Range            Exercise
                                            Issued            Exercisable             Low             High            Price
                                           --------           -----------             ---             ----            -----
At January 1, 1999                         373,699              315,199           $    3.55        $   25.50        $   11.69
    Granted                                 20,000                                    13.75            13.75            13.75
    Exercised                               (5,353)                                    3.55            14.00             9.41
    Canceled                               (54,250)                                    5.00            17.75            13.63
                                         ---------
At December 31, 1999                       334,096              319,096           $    3.55        $   25.50        $   11.53
    Granted                                413,750                                     2.00             4.50        $    3.00
    Canceled                              (154,806)                                    3.55            25.50        $    9.66
At December 29, 2000                       593,040              344,290           $    2.00        $   19.88        $    5.83
    Granted                                     --                                    --               --               --
    Canceled                              (291,297)                                    2.00            19.88             6.70
                                         ---------
At December 28, 2001                       301,753              301,753           $    2.00        $   19.88        $    4.99
                                         =========


The following table summarizes information about the Company's stock options outstanding as of December 28, 2001:

                                                     Options Outstanding                         Options Exercisable
                                      -----------------------------------------------     ----------------------------
                                          Number       Weighted-Average      Weighted          Number       Weighted-
                                       Outstanding        Remaining          -Average        Exercisable     Average
                  Range of              at Dec. 28,     Contractual          Exercise        at Dec. 28,     Exercise
               Exercise Prices             2001             Life               Price            2001          Price
          --------------------------  ---------------  ------------------------------     --------------- ------------
             $ 2.00   to    $ 5.00           230,500          8.0            $ 2.96              230,500      $ 2.96
               5.01   to      7.00            26,253          3.9              6.79               26,253        6.79
               7.01   to      9.00             7,000          2.4              9.00                7,000        9.00
              11.01   to     13.00             9,500          4.5             11.75                9,500       11.75
              13.01   to     15.00            11,000          2.9             14.00               11,000       14.00
              17.01   to     19.00            12,500          6.2             17.25               12,500       17.25
              19.01   to     19.88             5,000          6.6             19.88                5,000       19.88
                                      ---------------                                     ---------------
                                             301,753                                             301,753
                                      ===============                                     ===============

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

                                      F15

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                                                         Fiscal Year
                                                                                                (In thousands, except earnings
                                                                                                        per share data)
                                                                                      ---------------------------------------------
                                                                                          2001             2000               1999
                                                                                          ----             ----               ----
Net income (loss) applicable to common shareholders - as reported                     $  (2,922)       $  (21,635)       $  (21,991)
Net income (loss) applicable to common shareholders - pro forma                          (2,946)          (21,893)          (22,319)
Earnings (loss) per share - as reported:
     Basic                                                                                 (.39)            (4.13)            (4.20)
     Diluted                                                                               (.39)            (4.13)            (4.20)
Earnings (loss) per share - pro forma:
     Basic                                                                                 (.39)            (4.18)            (4.26)
     Diluted                                                                               (.39)            (4.18)            (4.26)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for fiscal 2001, 2000 and 1999 for both plans: no dividend yield; expected volatility of 58% in 2001, 58% in 2000 and 136% in 1999; risk-free interest rates of 5.9% in 2001, 5.9% in 2000 and 4.2% in 1999; and expected lives of three to five years. The weighted average fair value per share of the options granted during fiscal 2001, 2000 and 1999 is estimated to be $1.93, $1.93 and $12.23, respectively. As of December 28, 2001, the weighted-average remaining contractual life of outstanding options was 7.2 years.

Note 10. Employee Benefit Plan
-------------------------------

Effective January 1, 1992, the Company adopted the Fresh America Corp. 401(k) Profit Sharing Plan (the "Plan"), which provides for the Company, at its option, to make a matching contribution of up to 6% of each qualifying employee's annual earnings. The Company's matching contribution under the Plan was $220,000, $272,000 and $343,000 for the fiscal years 2001, 2000 and 1999, respectively.

Note 11.  Contingencies and Commitments
---------------------------------------

The Company is obligated under certain noncancelable operating leases (with initial or remaining lease terms in excess of one year). The future minimum lease payments under such leases as of December 28, 2001 are (in thousands):

Fiscal years ending:
  2002                                              $    4,793
  2003                                                   4,117
  2004                                                   2,975
  2005                                                   2,275
  2006                                                   1,417
  Thereafter                                               881
                                                     ---------
      Total minimum lease payments                   $  16,458
                                                     =========

Rental expense amounted to approximately $7,227,000, $10,114,000 and $12,569,000 for the fiscal years 2001, 2000 and 1999, of which approximately $2,499,000, $3,978,000 and $5,653,000 relates to truck and trailer rental which is included in cost of sales.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                                      F16

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.  Shareholders' Equity
------------------------------

The warrants issued to NTOF, Mr. Hollingsworth and the Hancock Entities discussed in Note 4 cannot be exercised until the Company's articles of incorporation are amended to increase the Company's authorized common stock from 10 million shares to 250 million shares and decrease the common stock's stated par value from $.01 to $.0001 per share (the "Charter Amendment"). In connection with the financial restructuring, the Company held a special meeting of the shareholders which was adjourned on December 28, 2001, and reconvened on December 29, 2001. The Company's shareholders were asked to approve the Charter Amendment. At the special meeting, the Charter Amendment failed to receive the necessary approval of the holders of a supermajority of the shares of the issued and outstanding stock; therefore, the Company's articles of incorporation were not amended at the special meeting. Because the Charter Amendment was not approved, the holders of the Series D preferred stock received increased rights under the terms of the Series D preferred stock (as described below) and the warrants are not exercisable. The Board of Directors has approved such amendment but the holders of the Company's issued and outstanding capital stock entitled to vote must approve it. The warrants are exercisable for a ten-year period that commenced on August 14, 2001 and ends August 14, 2011. The exercise price of the warrants is $.0001 per share and the warrants are subject to anti-dilution provisions providing adjustment in the event of any recapitalization, stock dividend, stock split, reorganization, merger or similar transaction or certain issuances of shares below their market value.

Initially, each share of the 77,000 shares of Series D preferred stock had the right to receive cumulative dividends, payable monthly in cash and calculated on the basis of an annual dividend rate of $8 for each share plus interest on any accrued but unpaid dividends. Because the Charter Amendment was not approved at the special meeting, the annual dividend rate increased to $18 per share on December 31, 2001. However, the Company has obtained a waiver for the enhanced dividend amount from the Series D preferred stockholders for the period from December 29, 2001 until January 3, 2003. Therefore, the annual dividend rate will not increase to $18 per share during this period, but will remain at the original annual dividend rate of $8 for each share of preferred stock. The Company may not declare a dividend on any other class of capital stock so long as any accrued dividends for the preferred stock have not been paid. If the Company pays a dividend to holders of any other class of the Company's capital stock, then the Company will pay a dilution fee to the holders of the preferred stock. When the Charter Amendment was not approved at the special meeting, the holders of preferred stock became entitled to vote as a separate class for all matters on which the holders of common stock are entitled to vote, with each share entitled to one vote per share; however, where applicable law prevents class voting, holders of the preferred stock are entitled to vote together with the holders of common stock with each share of preferred stock entitled to 250 votes per share, being 11,625,000 votes for NTOF, 875,000 for Mr. Hollingsworth and 6,750,000 for the Hancock Entities.

The Series D preferred stockholders have a put right on the Series D preferred stock after August 14, 2004, and immediately upon any breach by the Company of the financial restructuring agreements or any sale, merger or change of control of the Company at $100 per share plus accrued and unpaid dividends. Because the requisite shareholder approval for the Charter Amendment was not obtained, the holders of Series D preferred stock have the right to exercise their put right at three times the face value of the preferred stock, such amount being $13,950,000 for NTOF, $1,050,000 for Mr. Hollingsworth and $8,100,000 for the Hancock Entities plus accrued and unpaid dividends. Additionally, the holders of the preferred stock, have the right to redeem their shares of preferred stock on the same terms of the put right after April 30, 2007 or immediately upon the occurrence of any sale, merger or change of control of the Company, any qualified public offering with net proceeds of at least $20,000,000 or any private equity financing with net proceeds of at least $20,000,000.

Each share of Series D preferred stock has a preference upon liquidation, dissolution, winding up or sale of the Company equal to $100.00 per share plus accrued and unpaid interest. Because the requisite shareholder approval for the Charter Amendment was not obtained, the holders of the preferred stock have the right to a liquidation preference payment equal to the face value of the preferred stock plus 90% of the fair market value of the remaining property of the Company and the holders of the common stock will have the right to a

                                      F17

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


liquidation preference payment equal to the remaining 10% of the fair market value of the remaining property of the Company.

Under the terms of the Series D preferred stock and the Shareholders Agreement dated August 14, 2001 by and among the Company, NTOF and the Hancock Entities, NTOF has the right to appoint three directors to the Board of Directors and the Hancock Entities have the right to appoint one director to the Board of Directors, unless it waives such right. Because the Hancock Entities waived its right to appoint a director, NTOF appointed four members to the Company's Board of Directors in October 2001. The current Board of Directors consists of five members. In addition, NTOF and the Hancock Entities each have the right to designate one observer to attend all meetings of the Board of Directors. Under the Shareholders Agreement, the Company granted each holder of preferred stock the preemptive right to purchase, pro rata, all or any part of new securities offered by the Company. The Shareholders Agreement also grants each holder of preferred stock the right of first offer and co-sale rights in the event another holder of preferred stock elects to sell its stock. Prior to a public offering with net proceeds of at least $20,000,000, if the holder of 50% or more of the outstanding capital stock of the Company elects to sell all of its shares, then the holder will have pull-along rights with respect to the non-selling holders of preferred stock.

Under the Securities Exchange and Purchase Agreement dated August 14, 2001 (the "Purchase Agreement") by and among the Company, NTOF and the Hancock Entities, the Company has granted registration rights to NTOF and the Hancock Entities. The registration rights granted include two rights to demand that the Company register the holder's shares for resale to the public pursuant to the Securities Act of 1933, an unlimited number of rights to register the holder's shares for resale to the public pursuant to other public offerings and, upon the Company's eligibility for use of Form S-3 under the Securities Act of 1933, an unlimited number of rights to register the holder's shares for resale to the public on Form S-3.

The Purchase Agreement also requires the Company to obtain NTOF's and/or the Hancock Entities' consent prior to taking certain actions in the operation of its business other than pursuant to the terms of the financial restructuring. These actions include, but are not limited to, amending the Company's organizational documents adversely to NTOF and the Hancock Entities, declaring any dividends, selling or leasing any assets of the Company outside of the ordinary course of business, selling any additional capital stock of the Company (except pursuant to existing warrants and under the Company's stock option plan for employees), entering into any transactions with affiliates (other than in arms-length transactions), paying any management or consulting fees, acquiring any debt or equity interest in another entity, increasing the compensation of any executive officer by 5% or more, terminating any key employee, adopting a new employee benefit plan or employment agreement, acquiring any property for more than $500,000 or making any capital expenditure greater than $250,000 individually or $1,000,000 in the aggregate.

The Company intends to submit the Charter Amendment to the Company's shareholders at its 2002 Annual Meeting of Shareholders. The Series D preferred stock represents 68% of the combined voting power of the Company's capital stock entitled to vote on the Charter Amendment and therefore holds a sufficient number of shares needed to approve the Charter Amendment without any other shareholder vote in favor of the Charter Amendment. The Company believes that the holders of the Series D preferred stock currently intend to vote their shares in favor of the Charter Amendment.

The Shareholders Agreement also requires the Company, upon receiving an "unlocking proposal" as defined, representing a bona fide offer from an unrelated third party to enter into a sale transaction, and upon receiving notice from either NTOF or the Hancock Entities, to use good faith and commercially reasonable efforts to consummate the proposed transaction or, if the Company fails to accept the unlocking proposal, the holder will have the right to require the Company to purchase such shareholder's capital stock based upon the price that would have been paid to such holder in the sale transaction.

Note 13.  Quarterly Financial Data (Unaudited)
----------------------------------------------

                                      F18

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized quarterly financial data is as follows (in thousands, except earnings per share data):


                                               Fiscal 2001 (a)
--------------------------------------------------------------------------------------------------------------
                                         First Qtr.        Second Qtr.        Third Qtr.        Fourth Qtr.
                                         ----------        -----------        ----------        -----------
Net sales                                $  86,901         $   70,218        $    52,544         $ 48,197
Gross profit                                 8,698              8,647              6,143            4,685
Gross margin                                 10.0%             12.30%             11.70%             9.72%
Net income (loss)                          (4,727)            (2,946)             20,219          (13,875)
Net income (loss) applicable to
    common shareholders                  $ (4,983)         $  (3,204)        $    19,808(b)      $(14,543)(c)
Earnings (loss) per share - basic            (.95)              (.41)               2.36            (1.73)
Earnings (loss) per share - diluted          (.95)              (.41)                .38            (1.73)






                                                  Fiscal 2000 (a)
------------------------------------------------------------------------------------------------------------
                                         First Qtr.        Second Qtr.        Third Qtr.        Fourth Qtr.
                                         ----------        -----------        ----------        -----------
Net sales                                $ 142,652         $  163,585        $   138,458       $  109,859
Gross profit                                15,149             18,507             14,074           10,655
Gross margin                                  10.6%              11.3%             10.16%            9.70%
Net income (loss)                           (1,881)               811               (596)         (19,271)
Net income (loss) applicable to
    common shareholders                  $  (1,881)        $      633        $      (856)      $  (19,531)
Earnings per share - basic                    (.36)               .12               (.16)           (3.73)
Earnings per share - diluted                  (.36)               .08               (.16)           (3.73)




(a)  Each quarter in the 52-week year contains 13 weeks
(b) The Company recorded an extraordinary gain of $ 23.8 million in the third quarter of 2001 related to its financial restructuring.
(c) The Company recorded an impairment charge related to property and equipment and goodwill of $8.3 million and a $1.2 million charge for lease commitments on idle facilities in the fourth quarter of 2001.


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

Summarized information regarding the Company's significant operations in different geographic areas, including domestic operations, as of and for the three fiscal years ended December 28, 2001 follows (in thousands):

                                                      Long-Lived
                                  Net Sales             Assets
 December 28, 2001
      United States               $ 253,242         $    23,451
      Canada                          4,618                   -
                                  ---------         -----------
          Total                   $ 257,860         $    23,451
                                  =========         ===========

December 29, 2000
      United States               $ 498,665         $    34,704
      Canada                         55,889               2,003
                                  ---------         -----------
          Total                   $ 554,554         $    36,707
                                  =========         ===========

 December 31, 1999
      United States               $ 576,658         $    46,976
      Canada                         93,217               3,985
                                  ---------         -----------
          Total                   $ 669,875         $    50,961
                                  =========         ===========
 -------------------------------------------------------------------

                                       F19