Form 10-Q
period 2002-03-29
FRESH AMERICA CORP
filed 2002-05-10
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 2002.

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


                   1049 Avenue H East, Arlington, Texas 76011
              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (817) 385-3000
                                ----------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 3, 2002, the Registrant had 8,410,098 shares of its Common Stock, par value $.01 per share, outstanding.

Total number of pages in this report, including the cover page is 18. Exhibit index is on page 17.

Part I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                                                  FRESH AMERICA CORP. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                           (In thousands, except share and per share amounts)

                                                                                             March 29,          December 28,
                                                                                               2002                 2001
                                                                                         ------------------  -------------------
                                             ASSETS                                         (unaudited)

Current Assets:
      Cash and cash equivalents                                                                    $ 4,128              $ 3,742
      Accounts receivable, net                                                                      19,015               18,124
      Inventories                                                                                    2,814                2,545
      Prepaid expenses                                                                               1,087                1,010
      Income tax receivable                                                                          1,605                2,086
                                                                                         ------------------  -------------------
          Total Current Assets                                                                      28,649               27,507
Property and equipment, net                                                                          7,067                6,924
Goodwill, net of accumulated amortization of $5,322                                                 16,141               16,141
Other assets                                                                                            91                  386
                                                                                         ------------------  -------------------
      Total Assets                                                                                $ 51,948             $ 50,958
                                                                                         ==================  ===================

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Note payable and current portion of long-term debt                                           $ 7,278              $ 1,474
      Accounts payable                                                                              22,891               20,580
      Accrued salaries and wages                                                                     1,303                1,075
      Other accrued expenses                                                                         3,459                3,208
                                                                                         ------------------  -------------------
            Total Current Liabilities                                                               34,931               26,337
Long-term debt, less current portion                                                                    56                6,226
Other liabilities                                                                                      459                  444
                                                                                         ------------------  -------------------
      Total Liabilities                                                                             35,446               33,007
                                                                                         ------------------  -------------------

8% Series D cumulative redeemable preferred stock, $1.00 par value (77,000 shares authorized and issued); liquidation value of $23,100

plus accrued and unpaid dividends                                                                    4,521                2,429


Shareholders' Equity:
      Common stock $.01 par value (authorized 10,000,000 shares;
          issued 8,410,098 shares)                                                                      84                   84
      Additional paid-in capital                                                                    38,420               40,512
      Accumulated deficit                                                                          (26,523)             (25,074)
                                                                                         ------------------  -------------------
      Total Shareholders' Equity                                                                    11,981               15,522

Commitments and Contingencies

                                                                                         ------------------  -------------------
      Total Liabilities and Shareholders' Equity                                                  $ 51,948             $ 50,958
                                                                                         ==================  ===================


      The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                       2

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except share and per share amounts)


                                                                                Quarter Ended
                                                                    --------------------------------------
                                                                        March 29,           March 30,
                                                                          2002                2001
                                                                    ------------------  ------------------
Net sales                                                                    $ 55,424            $ 86,901
Cost of sales                                                                  49,667              78,203
                                                                    ------------------  ------------------
      Gross profit                                                              5,757               8,698
                                                                    ------------------  ------------------

Selling, general and administrative expenses                                    6,732              12,399
Depreciation and amortization                                                     319                 807
                                                                    ------------------  ------------------
      Total operating costs and expenses                                        7,051              13,206
                                                                    ------------------  ------------------
            Operating loss                                                     (1,294)             (4,508)
                                                                    ------------------  ------------------

Other expense:
   Interest expense, net                                                         (133)               (982)
   Other, net                                                                     (22)                (95)
                                                                    ------------------  ------------------
                                                                                 (155)             (1,077)
                                                                    ------------------  ------------------

Loss before income taxes                                                       (1,449)             (5,585)
Income tax benefit                                                                  -                (858)
                                                                    ------------------  ------------------
Net loss                                                                       (1,449)             (4,727)

Preferred stock dividends and accretion                                         2,092                 256
                                                                    ------------------  ------------------
Net loss applicable to common shareholders                                   $ (3,541)           $ (4,983)
                                                                    ==================  ==================
Basic and diluted  loss per share                                             $ (0.42)           $  (0.95)
                                                                    ==================  ==================



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                                     FRESH AMERICA CORP. AND SUBSIDIARIES
                                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (In thousands, except share and per share amounts)

                                                                                                   Quarter Ended
                                                                                       ---------------------------------
                                                                                          March 29,         March 30,
                                                                                            2002              2001
                                                                                       ----------------  ---------------
Cash flows from operating activities:
      Net loss                                                                                $ (1,449)        $ (4,727)
      Adjustments to reconcile net loss to net cash provided by operating activities:
             Bad debt expense                                                                       36              361
             Depreciation and amortization                                                         319              807
             Other                                                                                   -              328
             Deferred income taxes                                                                   -              297
             Change in assets and liabilities:
               Accounts receivable                                                                (927)           6,804
               Inventories                                                                        (269)           2,857
               Prepaid expenses                                                                    (77)              41
               Income tax receivable and other assets                                              776             (714)
               Accounts payable                                                                  2,311           (2,380)
               Accrued expenses and other current liabilities                                      494             (171)
                                                                                       ----------------  ---------------
                 Total adjustments                                                               2,663            8,230
                                                                                       ----------------  ---------------
               Net cash provided by operating activities                                           1,214            3,503
                                                                                       ----------------  ---------------

Cash flows from investing activities:
      Additions to property and equipment, net                                                    (364)            (271)
      Proceeds from sale of property and equipment                                                   -              944
                                                                                       ----------------  ---------------
             Net cash provided by (used in) investing activities                                  (364)             673
                                                                                       ----------------  ---------------

Cash flows from financing activities:
      Payments of short-term indebtedness                                                         (460)               -
      Payments of long-term indebtedness                                                            (4)             (16)
      Payments of Canadian revolving line of credit                                                  -           (3,756)
      Payments of Canadian short-term indebtedness                                                   -             (237)
                                                                                       ----------------  ---------------
             Net cash used in financing activities                                                (464)          (4,009)
                                                                                       ----------------  ---------------

Effect of exchange rate changes on cash                                                              -              (81)
                                                                                       ----------------  ---------------

Net increase in cash and cash equivalents                                                          386               86
Cash and cash equivalents at beginning of year                                                   3,742            4,880
                                                                                       ----------------  ---------------
Cash and cash equivalents at end of year                                                       $ 4,128          $ 4,966
                                                                                       ================  ===============

Supplemental disclosures of cash flow information:

      Cash paid for interest                                                                     $ 132            $ 340
      Cash paid for income taxes                                                                   $ 9            $ 116

Non-cash financing and investing activities:

      Capital lease additions                                                                     $ 98              $ -
      Common stock issued to retire debt                                                           $ -          $ 3,718

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                       4

                      FRESH AMERICA CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies
_______________________________________________________________________________

Basis of Presentation and Consolidation
Fresh America Corp. ("Fresh America", the "Company", "we", "us" or "our") provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses. The Company was founded in 1989 and distributes throughout the United States and Canada through eight distribution facilities and one processing facility.

The Company's fiscal year is a 52-week period ending on the last Friday in December. The quarters ended March 29, 2002 and March 30, 2001 each consisted of 13 weeks. The consolidated financial statements include the accounts of Fresh America and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information
The consolidated balance sheet as of March 29, 2002, the consolidated statements of operations and the consolidated statements of cash flows for the periods ended March 29, 2002 and March 30, 2001 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results of the interim periods.

Certain information, definitions and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company's audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2001. The results for the periods ended March 29, 2002 and March 30, 2001 may not be indicative of operating results for the full year.

Prior year balances include certain reclassifications to conform to the current year presentation.

Earnings Per Share
Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings
(loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 3 - " Earnings (Loss) Per Share" for the calculation of EPS.

New Accounting Standards
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" effective December 29, 2001 (the first day of our 2002 fiscal year). SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

The Company had no intangible assets subject to amortization under SFAS No. 142 at March 29, 2002 or December 28, 2001. Intangible assets not subject to amortization consist of goodwill and totaled $16.1 million at March 29, 2002 and December 28, 2001. In accordance with the provisions of SFAS No. 142, the initial test for an indicator of reporting unit goodwill impairment must be completed within six months of adoption. At March 29, 2002, the Company has not completed its initial assessment.

The effects of the adoption of SFAS 142 on net loss available to common shareholders and earnings per share for the three months ended March 29, 2002 and March 30, 2001, is as follows:

                                                March 29,             March 30,
                                                  2002                  2001
                                             ------------          ------------

Net loss                                      $  (1,449)             $  (4,727)
Preferred stock dividends and accretion           2,092                    256
                                             ------------          ------------
Reported net loss available to
 common shareholders                             (3,541)                (4,983)
Add back:  goodwill amortization                      -                    413
                                             ------------          ------------
Adjusted net loss available to
 common shareholders                          $  (3,541)             $  (4,570)
                                             ============          ============

Basic and Diluted Loss Per Share:


Reported net loss available to
 common shareholders                          $    (.42)             $    (.95)
Add back:  goodwill amortization                      -                    .08
                                             ------------          ------------
Adjusted net loss available to
 common shareholders                          $    (.42)             $    (.87)
                                             ============          ============

SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

Segment and Related Information
The Company provides disclosure required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about products and services. Because of the Company's business of handling fresh produce and the interrelated nature of the Company's business activities, all of which are generally conducted at each of the Company's locations, management of the Company does not capture the financial results of the interrelated business activities in its financial information systems by type of activity at each location or for the Company as a whole. The management of the Company measures performance based on the gross margins and pretax income generated from each of the Company's operations. Pretax income for the purpose of management's analysis does not include corporate overhead such as selling, general and administrative expenses and income tax expense. Since the business units have similar economic

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

characteristics and are engaged in procurement, processing and distribution of produce, they have been aggregated into one reportable segment for reporting purposes.

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

Note 2.  Debt and Liquidity
___________________________

Throughout its operational restructuring during the past three years, the Company sought various financing alternatives in an effort to raise capital and refinance or restructure its senior bank and subordinated debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") invested $5.0 million in the Company by purchasing 50,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock. Subsequent to NTOF's investment, Arthur Hollingsworth, an affiliate of NTOF and the Company's Chairman of the Board, purchased from NTOF for the same price as paid by NTOF, 3,500 shares of Series D preferred stock and warrants exercisable for 5,887,069 shares of our common stock. As a condition to the NTOF investment in the Company, John Hancock Life Insurance Company, the Company's subordinated lender, converted all of its subordinated debt, Series C preferred stock, warrants, and accrued interest and dividends thereon into newly issued shares of Series D preferred stock and warrants. In particular, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Hancock Entities") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of the Company's common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock. See Note 5 for additional information regarding the terms of the warrant, cumulative redeemable preferred stock and other shareholder matters.

In conjunction with this investment and exchange the Company's senior lender, Bank of America Texas, N.A. ("Bank of America"), agreed to an extension of the maturity date of the Company's term credit facility until January 2, 2002 and a revised payment schedule. Subsequent to the financial restructuring, Bank of America assigned its interest in the credit facility to Endeavour, LLC (the "Senior Lender") and the Senior Lender extended the maturity date to January 6, 2003. The Company is seeking a new lender to provide a revolving credit facility to replace the existing term facility prior to its maturity date and provide working capital. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its senior credit facility beyond January 2003, if that becomes necessary.

Prior to its sale in March 2001, Ontario Tree Fruits ("OTF"), the Company's Canadian subsidiary, had a demand agreement with Royal Bank of Canada to provide revolving credit facilities, which were collateralized by substantially all assets of OTF. This outstanding balance was fully repaid in March 2001 in conjunction with the sale of OTF's operating assets.

In July 2000, the Company entered into an agreement amending the stock purchase agreement relating to the Company's November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured whereby the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling

                       FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$900,000. The promissory notes accrued interest at 10% per annum. However, all accrued interest would be forgiven if scheduled principal payments were made timely. Additionally, the Company issued the note holders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for the duration of seven years. The issuances of these securities were exempt from registration under the Securities Act under Regulation D. The restructuring of the promissory notes and related accrued interest resulted in an extraordinary gain to the Company of $1.9 million in the third quarter of 2000. In February 2002, the Company and the note holders agreed to amend the agreement to change the due date of all remaining payments to the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company's term note with the Senior Lender. In addition, all previous accrued interest was forgiven, and the remaining principal balance began accruing interest at an annual rate of 10% in January 2002.

Under the terms of the purchase agreement for the acquisition of Jos. Notarianni & Co. ("Notarianni"), a portion of the purchase price was contingent upon Notarianni's earnings subsequent to its acquisitions. The contingent payment for Notarianni was equal to 1.4 times Notarianni's average annual pretax earnings over a three-year period from October 3, 1998 to October 3, 2001. On February 5, 2002, the Company issued an unsecured promissory note to Mr. Joseph Cognetti in the amount of $1,233,043 (the "Cognetti Note") for settlement of the contingent payment amount. At December 28, 2001, the contingency amount was recorded as an increase to goodwill and long-term debt. The Cognetti Note bears interest at an annual rate of 5%, payable quarterly, and becomes due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company's term note with the Senior Lender.

The Company's purchase agreement with Hereford Haven Inc., d/b/a Martin Bros. ("Martin Bros."), also contained a contingent payment component in the purchase price. The Martin Bros. contingent payment was equal to four times the average annual pretax earnings for the three-year period from January 3, 1998 to January 3, 2001. The total contingent payment was $5.0 million. The payment was due March 31, 2001 and was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option. In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration was evidenced by a promissory note and was restructured as part of the financial restructuring discussed above. The note is payable in cash subject to the approval of the Company's Senior Lender. This note bears interest at an annual rate of 5%, payable quarterly, and becomes due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company's term note with the Senior Lender.

The Company is party to a master lease agreement with SunTrust Leasing Corporation that has been used to provide equipment financing for several of the Company's operating units. The Company is not in compliance with certain financial covenants under the terms of the lease and has received waivers for noncompliance through January 6, 2003. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

Management believes that the combination of the effects of the financial restructuring completed in September 2001, the anticipated refinancing of the indebtedness to the Senior Lender on a long-term basis, cash generated from ongoing operating activities, and the realization of recent reductions in selling, general

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and administrative expenses will enable the Company to meet its obligations as they come due in the foreseeable future. However, there can be no assurance the Company will be able to replace its Senior Lender as anticipated or extend the term note beyond January 2003, if that becomes necessary.

Note 3.  Earnings (Loss) Per Share
__________________________________

The following table reconciles the calculations of the Company's basic and diluted EPS (in thousands, except per share amounts):

                                                                             Quarter Ended
                                                                    --------------------------------
                                                                      March 29,         March 30,
                                                                        2002               2001
                                                                    --------------     -------------
                              Basic & Diluted EPS
                              ___________________
Net loss                                                                  (1,449)           (4,727)
Less:  Preferred stock dividends                                             153               223
          Accretion of preferred stock                                     1,939                33
                                                                    --------------     -------------
Net loss applicable to common shareholders                          $    (3,541)         $  (4,983)
                                                                    ==============     =============
Weighted average common shares outstanding                                 8,410             5,243
                                                                    ==============     =============
Loss per share                                                      $       (.42)           $ (.95)
                                                                    ==============     =============

Options and warrants to purchase 559,000 shares of common stock for the three-month period ended March 29, 2002 and 1,455,000 shares of common stock for the three-month period ended March 30, 2001 were not included in the computation of diluted EPS because their inclusion would have been anti-dilutive.

Note 4.  Income Taxes
_____________________

The income tax benefit for the three-month period ended March 30, 2001 principally relates to the losses of OTF which can be carried back to recover Canadian taxes paid in prior years. The Canadian tax benefit of $906,000 has been provided at an effective rate of 44.5%, reflecting combined provincial and federal Canadian income taxes. This amount is reduced by a state tax provision of $48,000.

No U.S. Federal or state income tax benefit was recorded for the quarter ending March 29, 2002 because the Company could not carryback U.S. losses to recover any prior year federal income taxes.

Based on the Company's assessment of its ability to carry back net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance has been provided at March 29, 2002 and March 30, 2001 to eliminate the Company's U.S. net deferred tax assets.

Note 5.  Shareholders' Equity
_____________________________

The warrants issued to NTOF, Mr. Hollingsworth and the Hancock Entities discussed in Note 2 cannot be exercised until the Company's articles of incorporation are amended to increase the Company's authorized common stock from 10 million shares to 250 million shares and decrease the common stock's stated par value from $.01 to $.0001 per share (the "Charter Amendment"). In connection with the financial restructuring, the Company held a special meeting of the shareholders which was adjourned on December 28, 2001, and reconvened on December 29, 2001. The Company's shareholders were asked to approve the Charter Amendment. At the special meeting, approximately 61.9% of the shareholders voted in favor of the Charter Amendment, and 5.9% voted against the Charter Amendment. The Charter Amendment therefore failed to receive the necessary approval of the holders of a supermajority (66.7%) of the shares of

                      FRESH AMERICA CORP. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the issued and outstanding stock. As a result, the Company's articles of incorporation were not amended at the special meeting. Because the Charter Amendment was not approved, the warrants are not exercisable and in accordance with the terms and conditions of the Certificate of Designations pursuant to which the Series D preferred stock was issued, the holders of the Series D preferred stock received increased rights (as described below). Although, the Company's Board of Directors has approved the Charter amendment, the holders of the Company's issued and outstanding capital stock entitled to vote must approve it. The warrants are exercisable for a ten-year period that commenced on August 14, 2001 and ends August 14, 2011. The exercise price of the warrants is $.0001 per share and the warrants are subject to anti-dilution provisions providing adjustment in the event of any recapitalization, stock dividend, stock split, reorganization, merger or similar transaction or certain issuances of shares below their market value.

Initially, each share of the 77,000 shares of Series D preferred stock had the right to receive cumulative dividends, payable monthly in cash and calculated on the basis of an annual dividend rate of $8 for each share plus interest on any accrued but unpaid dividends. Because the Charter Amendment was not approved at the special meeting, the annual dividend rate increased to $18 per share on December 31, 2001. However, the Company obtained a waiver for the enhanced dividend from the Series D preferred shareholders for the period from December 29, 2001 until January 3, 2003. Therefore, the annual dividend rate will not increase to $18 per share during this period, but will remain at the original annual dividend rate of $8 for each share of preferred stock. Cumulative preferred dividends accrued as of March 29, 2002 and December 28, 2001 totaled $358,000 and $205,000 respectively. The Company may not declare a dividend on any other class of capital stock so long as any accrued dividends for the preferred stock have not been paid. If the Company pays a dividend to holders of any other class of the Company's capital stock, then the Company will pay a dilution fee to the holders of the preferred stock. When the Charter Amendment was not approved at the special meeting, the holders of preferred stock became entitled to vote as a separate class for all matters on which the holders of common stock are entitled to vote, with each share entitled to one vote per share, except where applicable law prevents class voting. In addition, the holders of the preferred stock became entitled to vote together with the holders of common stock as a combined class on any matter on which the common stock is eligible to vote, with each share of common stock entitled to one vote per share and each share of preferred stock entitled to 250 votes per share, being 11,625,000 votes for NTOF, 875,000 for Mr. Hollingsworth and 6,750,000 for the Hancock Entities.

The Series D preferred shareholders have a put right on the Series D preferred stock after August 14, 2004, and immediately upon any breach by the Company of the financial restructuring agreements or any sale, merger or change of control of the Company at $100 per share plus accrued and unpaid dividends. Because Charter Amendment was not approved, the holders of Series D preferred stock have the right to exercise their put right at three times the face value of the preferred stock, such amount being $13,950,000 for NTOF, $1,050,000 for Mr. Hollingsworth and $8,100,000 for the Hancock Entities, plus accrued and unpaid dividends. Additionally, the holders of the preferred stock have the right to redeem their shares of preferred stock on the same terms of the put right after April 30, 2007 or immediately upon the occurrence of any sale, merger or change of control of the Company, any qualified public offering with net proceeds of at least $20,000,000 or any private equity financing with net proceeds of at least $20,000,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents the components of the consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                                                Quarter Ended
                                                                       ---------------------------------
                                                                           March 29,        March 30,
                                                                             2002             2001
                                                                       ---------------    --------------
Net sales                                                                   100.0%            100.0%
Cost of sales                                                                89.6              90.0
                                                                       ---------------    --------------
   Gross profit                                                              10.4              10.0
Selling, general and administrative expenses                                 12.1              14.3
Depreciation and amortization                                                 0.6                .9
                                                                       ---------------    --------------
   Total operating costs and expenses                                        12.7              15.2
                                                                       ---------------    --------------
Operating loss                                                               (2.3)             (5.2)
Other expense                                                                 0.3               1.2
                                                                       ---------------    --------------
   Loss before income taxes                                                  (2.6)             (6.4)
Income tax benefit                                                            0.0              (1.0)
                                                                       ---------------    --------------
   Net loss                                                                  (2.6)             (5.4)
Preferred dividends and accretion                                             3.8               0.3
                                                                       ---------------    --------------
   Net loss applicable to common shareholders                                (6.4%)            (5.7%)
                                                                       ===============    ==============

Comparison of Quarter Ended March 29, 2002 to Quarter Ended March 30, 2001

Net sales. Net sales decreased $31.5 million, or 36.2%, to $55.4 million in the first quarter of 2002 from $86.9 million in the first quarter of 2001. Approximately $25.2 million of this decrease is related to divestitures of certain operations. These divestitures included Ontario Tree Fruits ("OTF"), which was sold in March 2001, resulting in a decrease of $4.6 million; King's Onion House ("King's"), which was sold in April 2001, resulting in a decrease of $11.1 million; Bacchus Fresh International ("BFI"), which was sold in August 2001, resulting in a decrease of $3.9 million and other small divestitures resulting in a decrease of $1.5 million, in the aggregate. In addition, in May 2001 a decision was reached, via arbitration, to rescind the original purchase agreement of one of the Company's locations, Thompson's Produce. This resulted in a decrease in sales of $4.1 million compared to the corresponding period in 2001. The Company also experienced a decrease in sales of approximately $8.2 million at its Los Angeles facility during the first quarter of 2002 as compared to the same period of 2001. This decrease was primarily attributable to the loss of key sales persons at the Los Angeles facility who contributed a significant portion of sales, primarily yams, citrus and chili peppers. The Company is in process of replacing the sales persons and re-establishing customer relationships for each product line that was interrupted at this location. The Company's decreases in sales mentioned above aggregating $33.4 million were partially offset by increased sales throughout the Company, primarily related to incremental business from national and regional sales programs.

Cost of sales. Cost of sales decreased $28.5 million, or 36.5% to $49.7 million in the first quarter of 2002 from $78.2 million in the first quarter of 2001. As a percentage of net sales, cost of sales decreased to 89.6% from 90.0%, resulting in a relatively constant gross profit margin of 10.4% in first quarter 2002 as compared to 10.0% in the same period of last year.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased by $5.7 million, or 45.7% to $6.7 million in the first quarter of 2002 from $12.4 million in the first quarter of 2001. Approximately $3.6 million of the decrease relates to divestitures which primarily occurred during the first and second quarters of 2001. In addition, approximately $300,000 of the decrease is related to a bad debt reserve in 2001 for OTF. The remaining net decrease of $1.7 million was attributable to Company-wide cost reduction initiatives that began to take effect during the second quarter of 2001.

Depreciation and amortization. Depreciation and amortization decreased by approximately $ 488,000 to $319,000 in the first quarter of 2002 as compared to $807,000 in the same period of 2001. This decrease was primarily attributable to the implementation of SFAS 142 and the elimination of goodwill amortization.

Operating income. As a result of the foregoing factors, the Company's operating loss decreased $3.2 million to a loss of $1.3 million in the first quarter of 2002 as compared to a loss of $4.5 million in the first quarter of 2001.

Income tax expense. Income tax benefit for the first quarter of 2001 relates principally to Canadian income tax benefit attributable to a loss of the Company's Canadian subsidiaries. No U.S. federal or state income tax benefit was recorded for the first quarter of fiscal 2002 because the Company could not carryback U.S. losses to recover any prior year income taxes.

Preferred stock dividends and accretion. The increase in preferred stock dividends and accretion in the first quarter of 2002 compared to the prior year period is principally due to the fair value of the Series D cumulative redeemable preferred stock issued pursuant to the financial restructuring on September 5, 2001 being substantially less than the face amount, and issuance costs which further reduced the initially recorded value. In addition, under the terms of the Series D preferred stock, certain enhanced rights became effective December 31, 2001. One of the enhanced rights allows the holders of the preferred stock to exercise their put right at three times the face value of the preferred stock. This enhancement increased the accretion related to the preferred stock during the first quarter of 2002. As part of the enhanced rights, the annual dividend rate also increased from $8 per share to $18 per share. However, the Company has obtained a waiver for the enhanced dividend rate and therefore, the rate will not increase during fiscal 2002. As a result, the accretion of the carrying value exceeds the accretion recorded on the previously outstanding Series C cumulative redeemable preferred stock.

Net loss applicable to common shareholders. As a result of the foregoing factors, the Company reported net loss of $3.5 million in the first quarter of 2002 compared to $5.0 million in the first quarter of 2001, a decrease of $1.5 million.

Liquidity and Capital Resources

Cash provided by operating activities was $1.2 million for the first three months of 2002 compared to cash provided by operating activities of $3.5 million for the first three months of 2001. This decrease of $2.3 million is primarily attributable to less cash provided from accounts receivable, accounts payable, inventories and accrued expenses during the current period compared to the prior year period. The decreases in these balances are due to divestiture of non-performing operations. Cash used in investing activities was $364,000 in the first three months of 2002 as compared to cash provided by investing activities of $673,000 in the first three months of 2001. The decrease of $1.0 million primarily relates to proceeds in 2001 of approximately $900,000 from the sale of OTF. In addition, the Company's capital expenditures increased in 2002 as compared to the same period of 2001, primarily related to investments in a company-wide standardized information system. The implementation was initiated in the third quarter of 2001 and should be completed in the second quarter of 2002. Cash used in financing activities was $464,000 in the first three months of 2002 compared to $4.0 million in the first three months of 2001. This decrease is primarily due to the repayments on the Canadian revolving line of credit which was fully repaid and cancelled in March, 2001.

At March 29, 2002 the Company had negative working capital of $6.3 million compared to working capital of $1.2 million at December 28, 2001. The decrease in working capital is primarily due to the change in classification of debt due January 2003 from long-term to short-term debt (see Note 2 to the consolidated financial statements).

Financial Restructuring

Throughout its operational restructuring during the past three years, the Company has sought various financing alternatives in an effort to raise capital and refinance or restructure its senior bank and subordinated debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, ("NTOF") invested $5 million in the Company by purchasing 50,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock. Subsequent to NTOF's investment, Arthur Hollingsworth, an affiliate of NTOF and the Company's Chairman of the Board, purchased from NTOF for the same price as paid by NTOF, 3,500 shares of Series D preferred stock and warrants exercisable for 5,887,069 shares of our common stock. As a condition to with the NTOF investment in the Company, John Hancock Life Insurance Company, the Company's subordinated lender converted all of its subordinated debt, Series C preferred stock, warrants and accrued interest and dividends thereon into newly issued shares of Series D preferred stock. In particular, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the "Hancock Entities") exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of the Company's common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company's Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock.

Other Debt Arrangements

Bank Debt. In conjunction with the restructuring described above the Company's senior lender, Bank of America, agreed to an extension of the maturity date of the Company's term credit facility until January 2, 2002 and a revised payment schedule. Subsequent to the financial restructuring, Bank of America assigned its interest in the credit facility to Endeavour, LLC (the "Senior Lender") and the Senior Lender extended the due date to January 6, 2003. The outstanding balance at March 29, 2002 was $4.0 million. The Company is seeking a revolving credit facility with a new lender to replace the existing term facility prior to its maturity date and to provide working capital. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its senior credit facility beyond January 2003, if that becomes necessary.

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

The Company's purchase agreement with Hereford Haven Inc., d/b/a Martin Bros. ("Martin Bros."), also contained a contingent payment component in the purchase price. The Martin Bros. contingent payment was equal to four times the average annual pretax earnings for the three-year period from January 3, 1998 to January 3, 2001. The total contingent payment was $5.0 million. The payment was due March 31, 2001 and was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company's option and 25% at the selling shareholder's option. In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. At the time of issuance, the shares represented a 38% ownership interest in the Company. These shares were valued at $1.17 per share, the market value of the Company's common stock at the time of the transaction. The remaining $1.2 million of contingent consideration was evidenced by a promissory note and was restructured as part of the financial restructuring discussed above. The note is payable in cash subject to the approval of the Company's Senior Lender. This note is due on the earlier of January 7, 2003 or repayment or refinancing of the Company's term note with the Senior Lender, and bears interest at an annual rate of 5%, payable quarterly.

Equipment Financing. The Company is party to a master lease agreement with SunTrust Leasing Corporation that has been used to provide equipment financing for several of the Company's operating units. The Company is not in compliance with certain financial covenants under the terms of the lease and has received waivers for noncompliance through January 6, 2003. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

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

Recent Accounting Pronouncements

Recently the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of this standard on its consolidated financial statements.

Critical Accounting Policies

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ending December 28, 2001, a copy of which can be obtained from the Company upon request.

Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding the fair value of the Company's reporting units in assessing potential impairment of goodwill. In addition, the Company makes estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

In assessing impairment of goodwill, the Company uses estimates and assumptions in estimating the fair value of its reporting units. Actual future results could be different than the estimates and assumptions used. Events or circumstances which might lead to an indication of impairment of goodwill would include, but might not be limited to, future business volume, finished product prices and operating costs or other events which could affect the performance of the companies.

In assessing impairment of long-lived assets other than goodwill where there has been a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from use of the asset based on actual historical results and expectations about future economic circumstances including future business volume, finished product prices and operating costs. The estimate of future net cash flows from use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the Company's performance.

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

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations or financing, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. Statements regarding the Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, adverse weather conditions, a decrease in sales in the fresh produce industry due to the threat of bio-terrorism, continued loss of key sales personnel, general economic and market conditions, the availability and cost of borrowed funds and limitations arising from the Company's indebtedness, the ability to refinance its existing bank debt and raise additional capital, government regulation, and seasonality.

Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, a copy of which may be obtained from the Company upon request.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of March 29, 2002 our senior secured debt accrued interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank's prime rate plus 4%. The impact on the Company's results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of March 29, 2002 would be $10,000.

Commodity Pricing Risk. For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been a party to ordinary routine litigation incidental to various aspects of its operations. Management is currently not aware of any litigation that is expected to have a material adverse impact on the Company's consolidated financial condition or the results of operations.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on 8-K.

(a) Exhibits

    Exhibit
    Number                                           Description
    _______                                          ___________
      3.1  Restated  Articles of  Incorporation  of Fresh  America  Corp.  (Incorporated  by reference to Exhibit 3.1 to the
           Company's Registration Statement on Form S-1 [Commission File Number 33-77620]).

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


(b) Reports on Form 8-K

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP.
(Registrant)

 /S/  Cheryl A. Taylor                                                 Date:    May 10, 2002
---------------------------------------------
Cheryl A. Taylor
Executive Vice President and Chief Financial Officer

                                       18