Form 10-K/A
period 2001-12-28
FRESH AMERICA CORP
filed 2002-06-13
CIK 921614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K/A

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2001

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-24124

                               FRESH AMERICA CORP.
                               1049 AVENUE H EAST
                               ARLINGTON, TX 76011
                                 (817) 385-3000

          INCORPORATED IN:                   IRS EMPLOYER IDENTIFICATION NO.:
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

                                    Yes  X   No
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants was $1,824,103 as of March 22, 2002. For purposes of the above statement, all directors and officers of the registrant are presumed to be affiliates.

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
May 1997           Pittman Produce of Orlando, Inc.          Orlando, FL               1       September1999
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

                            Post Charter Amendment
                             Security Ownership

                                                Number of Shares         Percent of       Number of Shares of   Percent
Beneficial Owner                                of Common Stock         of Class (1)      Series D Preferred    of Class
----------------                                ----------------        ------------      -------------------   --------
NTOF                                            78,213,911(2)              46.5%              46,500             60.4%
Existing shareholders other than management      8,378,416(5)               5.0%
Hancock Entities                                45,414,529                 27.0%              27,000             35.1%
Arthur Hollingsworth                             5,887,069(6)               3.5%               3,500              4.5%
Management share distribution:
     Darren Miles                                2,724,872(4)               1.6%
     Steve Finberg                               2,751,372(4)(7)            1.6%
     Cheryl Taylor                               2,724,872(4)               1.6%
     Colon Washburn                              1,122,435(8)               0.7%
Existing warrants                                  300,000                  0.2%
Options under stock option plans not held by       146,250                  0.1%
        management
Option pool to be issued to existing associates  7,450,000                  4.4%
Option pool to be issued to future associates    13,088,234                 7.8%

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

ITEM 2.  PROPERTIES.

The Company's headquarters and executive offices occupy approximately 8,200 square feet of space in its Arlington, Texas facility. The Company moved all central office operations to its facility in Arlington, Texas during 2001. As of March 22, 2002, the Company conducts its operations from the following facilities:


                                                                           Lease Expiration
                                          Square           Owned/          ----------------
            Location                      Footage          Leased                 Date
----------------------------------        -------          ------               --------
Arlington, TX                             104,948          Leased               03/31/06
Atlanta, GA                                64,000          Leased               06/30/06
Chicago, IL                               145,289          Leased               07/31/07
Houston, TX                                80,496          Leased               04/30/08
Los Angeles, CA - Blackburn Street         60,000          Leased               08/31/03
Los Angeles, CA - Leyva Street            110,000          Leased               08/31/03
Richmond, IN                               37,000          Owned                      --
Scranton, PA - (2 buildings)              105,249          Owned                      --
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

The OTC quotes reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The high and low sales prices for the common stock on the Nasdaq Stock Market, Pink Sheets, and OTC for each quarter of fiscal 2001 and 2000 are shown below:

                                High          Low
                               -------------------
2001

         First Quarter         $1.63         $1.00
         Second Quarter        $1.38         $0.15
         Third Quarter         $0.34         $0.11
         Fourth Quarter        $0.30         $0.03

2000

         First Quarter         $5.38         $3.25
         Second Quarter        $3.75         $1.13
         Third Quarter         $2.75         $1.50
         Fourth Quarter        $2.19         $0.88

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


                                                 ---------------------------------------------------------------------
                                                 Dec. 28, 2001 Dec. 29, 2000  Dec.31, 1999  Jan. 1, 1999  Jan. 2, 1998
                                                 ---------------------------------------------------------------------
Consolidated Statement of Operations Data:
Net sales                                          $257,860       $554,554       $669,875      $609,490      $429,524
Cost of sales                                       229,687        496,169        591,977       537,556       386,161
                                                   --------       --------       --------      --------      --------
   Gross profit                                      28,173         58,385         77,898        71,934        43,363
                                                   --------       --------       --------      --------      --------
Selling, general and administrative expenses         37,563         54,023         66,756        51,936        32,734
Bad debt expense                                        (53)         1,912          6,031         1,230            82
Depreciation and amortization                         3,151          5,506          6,244         3,987         1,805
Disposition costs and impairment of long-lived
 assets                                               9,549         12,791         13,520           --            --
Transaction costs                                       --             --           3,850         1,395           --

Settlements of lawsuits                                 --           1,222            805           --            --
                                                   --------       --------       --------      --------      --------
   Total operating costs and expenses                50,210         75,454         97,206        58,548        34,621
                                                   --------       --------       --------      --------      --------
Operating income (loss)                             (22,037)       (17,069)       (19,308)       13,386         8,742
Other income (expense)                               (3,565)        (4,940)        (5,313)       (2,123)          389
                                                   --------       --------       --------      --------      --------
Income (loss) before taxes and
 extraordinary item                                 (25,602)       (22,009)       (24,621)       11,263         9,131
Income tax expense (benefit)                           (497)           833         (2,630)        5,041         3,921
                                                   --------       --------       --------      --------      --------
Income (loss) before extraordinary item             (25,105)       (22,842)       (21,991)        6,222         5,210
Extraordinary gain on extinguishment of debt         23,776          1,905            --            --            --
                                                   --------       --------       --------      --------      --------
   Net income (loss)                                 (1,329)       (20,937        (21,991)     $  6,222      $  5,210
Accretion of preferred stock                          1,593            698            --            --            --
                                                   --------       --------       --------      --------      --------
   Net income (loss) applicable to common
    shareholders                                   $ (2,922)      $(21,635)      $(21,991)     $  6,222      $  5,210
                                                   ========       ========       =========     ========      ========
Earnings (loss) per share - basic                  $  (0.39)      $  (4.13)      $  (4.20)     $   1.27      $   1.19
                                                   ========       ========       =========     ========      ========
Earnings (loss) per share - diluted                $  (0.39)      $  (4.13)      $  (4.20)     $   1.20      $   1.12
                                                   ========       ========       ========      ========      ========

                                                 ---------------------------------------------------------------------
                                                 Dec. 28, 2001 Dec. 29, 2000  Dec.31, 1999  Jan. 1, 1999  Jan. 2, 1998
                                                 ---------------------------------------------------------------------

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

                                                                         Fiscal Year Ended
                                                         ------------------------------------------
                                                         December 28,    December 29,  December 31,
                                                             2001             2000           1999
                                                         ------------    ------------  ------------
Net sales                                                 100.0%             100.0%          100.0%
Cost of sales                                              89.1               89.5            88.4
                                                         ------------    ------------  ------------
   Gross profit                                            10.9               10.5           11.6
                                                         ------------    ------------  ------------
Selling, general and administrative expenses               14.6                9.7           10.0
Bad debt expense                                             --                0.4            0.9
Depreciation and amortization                               1.2                1.0            0.9
Disposition costs and impairment of long-lived assets       3.7                2.3            2.0
Transaction costs                                            --                 --            0.6
Settlements of lawsuits                                      --                0.2            0.1
                                                         ------------    ------------  ------------
   Total operating costs and expenses                      19.5               13.6           14.5
                                                         ------------    ------------  ------------
Operating income (loss)                                    (8.6)              (3.1)          (2.9)
Other income (expense)                                     (1.4)              (0.9)          (0.8)
                                                         ------------    ------------  ------------
Income (loss) before income taxes and extraordinary       (10.0)              (4.0)          (3.7)
item
Income tax expense (benefit)                               (0.3)              (0.1)          (0.4)
                                                         ------------    ------------  ------------
Income (loss) before extraordinary item                    (9.7)              (4.1)          (3.3)
Extraordinary gain on extinguishment of debt                9.2                0.3             --
                                                         ------------    -----------   ------------
   Net income (loss)                                       (0.5)              (3.8)          (3.3)
Accretion of preferred stock                                0.6                0.1             --
                                                         ------------    ------------  ------------
   Net income (loss) applicable to common shareholders    (1.1%)              (3.9%)          (3.3%)

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

Comparison of Fiscal 2001 to Fiscal 2000

Net sales. Net sales decreased $296.7 million, or 53.5%, to $257.9 million in fiscal 2001 from $554.6 million in fiscal 2000. Approximately $167.7 million of this decrease in revenues is attributable to the termination of the Sam's Agreement in October 2000. In addition, divestitures of certain operations resulted in decreased sales during 2001 as compared to 2000. These divestitures included OTF, which was sold in March 2001, resulting in a decrease of $51.3 million; King's Onion House ("King's") which was sold in April 2001, resulting in a decrease of $30.6 million; and other less significant divestitures resulting in a decrease of $14.0 million, in the aggregate. In addition, in May 2001, a decision was reached, via arbitration to rescind the original purchase agreement of the Company's Florida location, Thompson's Produce. This resulted in a decrease in sales of $10.0 million compared to the corresponding period of 2000. The rescission of the purchase agreement did not subject the Company to any penalties. The Company also experienced a decrease in sales of approximately $29.0 million at its Los Angeles facility. This decrease was primarily attributable to the loss of key sales persons at this location who controlled a significant portion of sales, primarily yams, citrus and chili peppers. The Company is in process of replacing the sales persons and re-establishing customer relationships for each product line that was interrupted at this location. Additionally, because a significant portion of the Company's revenues are produced from sales to restaurants, which experienced a decline in business in the months following September 11, 2001, the Company was negatively impacted by the economic downturn and the events of September 11. The Company's decreases in sales mentioned above aggregating $302.6 million were partially offset by increased sales throughout the Company, primarily related to incremental business from national and regional sales programs.

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

On December 28, 2001 the Company had working capital of $2.9 million compared to working capital of $2.6 million at December 29, 2000. The increase of $0.3 million in working capital is primarily due to the substantial decreases in accounts receivable and inventory, partially offset by reductions in short-term debt and accounts payable. These decreases primarily resulted from the reduced scope of business operations after the termination of the Sam's Agreement in October 2000 and from the divestiture of non-performing operations. The Company believes its current level of working capital is sufficient to meet its requirements, and the Company expects to meet its obligations as they come due in fiscal 2002.

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

Equipment Financing. The Company is party to a master lease agreement with SunTrust Bank that has been used to provide equipment financing for several of the Company's operating units. The Company's aggregate future commitment under the master lease agreement, which expires in December 2007, is approximately $3.3 million. The Company was not in compliance with certain financial covenants under the terms of the lease at December 28, 2001 and received waivers for noncompliance through January 6, 2003. There can be no assurance that the Company will be in compliance with such covenants subsequent to the waiver period or will be successful in renegotiating the covenants.

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

Our Debt and Preferred Stock Covenants Restrict Our Operating Flexibility. A breach of the covenants in our senior secured term debt could result in a default, in which event, the lender could elect to declare the outstanding principal amount or our senior secured debt to be immediately due and payable. Our agreements with our Series D preferred shareholders also contain various restrictions, which if not complied with could cause our Series D preferred shareholders to have a put right on their preferred stock at $300 per share (as described more fully in Item 1 above under the heading "Financial Restructuring") plus accrued and unpaid dividends. The terms and conditions of our senior secured debt and agreements with our Series D preferred shareholders impose restrictions that affect, among other things, our ability to incur debt, make capital expenditures, merge, sell assets, make distributions, or create or incur liens. There can be no assurance that we will be able to comply with the provisions of the credit agreement or the agreements with our Series D preferred shareholders.

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

                                                                                              Director    Term to
                                                                                              --------    -------
Name                             Age   Position with the Company                                Since      Expire
----                             ---   -------------------------                              --------    -------
Darren L. Miles                  43    President, Chief Executive Officer and Director          2001        2002
Arthur W. Hollingsworth          39    Chairman of the Board of Directors                       2001        2002
Colon O. Washburn                56    Director                                                 1993        2002
Luke M. Sweetser                 30    Director                                                 2001        2002
Gregory A. Campbell              49    Director                                                 2001        2002
Steven C. Finberg                32    Executive Vice President - Business Development
Cheryl A. Taylor                 33    Executive Vice President, Chief Financial Officer
                                       and Secretary
Helen Mihas                      35    Vice President, Treasurer, Controller and Assistant
                                       Secretary
Eric Janke                       40    Vice President - Procurement/Services
Jerry Campbell                   41    Vice President - Information Technology

Darren L. Miles. Since October 2001, Mr. Miles has served as a member of our Board of Directors. In August 2001, Mr. Miles was appointed President and Chief Executive Officer of the Company. Since 2000, Mr. Miles has been a director of Lewis Hollingsworth LP, a venture capital/private equity firm in Dallas, TX. From 1998 to 2000, Mr. Miles was Chief Financial Officer and Executive Vice President of ACS Incorporated, a commodity distribution company. From 1984 to 1998, Mr. Miles was Chief Financial Officer, Executive Vice President, and a Principal of Hutson Companies Inc., a privately held wholesale/retail distribution company. ACS Incorporated filed for bankruptcy protection on February 4, 2000.

Steven C. Finberg. In October 1999, Mr. Finberg was promoted to Vice President of Sales and Marketing. Previously, Mr. Finberg had been the Director of Merchandising since 1997. From 1989 to 1997, Mr. Finberg had a variety of upper management and executive roles within the Company including Regional Director of Operations.

Cheryl A. Taylor. Ms. Taylor serves the Company as its Chief Financial Officer, Executive Vice President and Secretary. Ms. Taylor joined the Company in April 2001. From 1994 until joining the Company, Ms. Taylor was employed by The Great Train Store Company, a nation-wide specialty retailer. Since 1996, Ms. Taylor served The Great Train Stores as its Chief Financial Officer and Vice President-Finance and Administration. From 1989 to 1994, Ms. Taylor served as a certified public accountant with Coopers & Lybrand LLP, an international accounting and auditing firm. The Great Train Store Company filed for bankruptcy protection on February 28, 2000.

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

Gregory A. Campbell. Since October 2001, Mr. Campbell has served as a member of our Board of Directors. Since August 2000, Mr. Campbell has been a Co-founder and Partner of North Texas Opportunity Fund LP, a venture capital/private equity firm in Dallas, TX. Since September 1988, Mr. Campbell has served as President of Campbell Consulting Group, a strategic management consulting group. In addition, Mr. Campbell presently serves as a director on the boards of PrimeSource Foodservice Equipment, Inc. (foodservice equipment distribution), InStaff Personnel, Inc. (temporary staffing services), IBIS Communications and MLN Holding Corporation.

Luke M. Sweetser. Since October 2001, Mr. Sweetser has served as a member of our Board of Directors. Since August 2000, Mr. Sweetser has been a Co-founder and Partner of North Texas Opportunity Fund LP, a venture capital/private equity firm located in Dallas, TX. From 1994 to the present, Mr. Sweetser has been a Managing Director of Lewis Hollingsworth LP, a venture capital/private equity firm located in Dallas, TX. Mr. Sweetser is a director of InStaff Personnel (temporary staffing services), PrimeSource Foodservice Equipment, Inc. (foodservice equipment distribution) and the Dallas-Ft. Worth Private Equity Forum. Mr. Sweetser has served as a director for the City of Dallas Housing Finance Corporation since 1994 and has served as its Chief Investment Officer since 1996. Mr. Sweetser holds the designation of Chartered Financial Analyst from the Association of Investment Management and Research.

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


                                                                       Long-Term
                                                                     Compensation
                                                                     ------------
                                            Annual Compensation         Shares
        Name and                      -----------------------------   Underlying      All Other
   Principal Position        Year      Salary      Bonus     Other   Options/SARs   Compensation(1)
-------------------------    ----     -------     ------    -------  ------------   ---------------
Colon O. Washburn(2)         2001     220,385        --        --           --          2,146
 Chief Executive Officer,    2000     240,000        --        --        60,000         2,215
 Chairman of the Board
 and President               1999      56,308        --      4,940        5,000           --

Gary D. Wiener(3)            2001     150,769        --     13,302          --          3,421
 Executive Vice President    2000     138,051        --        --        25,000         2,233
 and Chief Operating Officer 1999     113,473        --        --           --          1,777

Steven C. Finberg            2001     131,154        --        --           --          1,996
 Executive Vice President-   2000     113,424        --        --        20,000         3,201
 Business Development        1999      96,750     11,500       --           --          4,191


John H. Gray(4)                      2001         78,269        --         --        --      1,423
   Executive Vice President, Chief   2000        175,000        --         --        --      4,586
   Financial Officer and Secretary   1999        165,000        --         --        --      1,333

Darren L. Miles(5)                   2001            --      50,000    142,500       --        --
   Chief Executive Officer,
   Director and President

Cheryl A. Taylor(6)                  2001         40,385        --     137,531       --        --
   Executive Vice President, Chief
   Financial Office and Secretary

Eric Janke (7)                       2001        110,076     12,433        --        --      3,302
   Vice President -                  2000        106,734        --      22,800       --      3,202
Procurement/Services                 1999         90,772      3,000     16,470       --      2,813

Jerry Campbell (8)                   2001        125,000        --      12,500       --      3,125
   Vice President - Information      2000         98,654     47,500        --        --      1,973
   Technology                        1999         88,706     10,499        --        --      1,692

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

                                                     COMMON STOCK                                   SERIES D
                                                                                                PREFERRED STOCK
                                                  ----------------------------------    -----------------------------------
Beneficial Owner                                  Amount and Nature of    Percent of    Amount and Nature of     Percent of
----------------                                                          ----------                             ==========
                                                  Beneficial Ownership     Class(1)     Beneficial Ownership      Class
                                                  --------------------    ---------     --------------------      -----
North Texas Opportunity Fund LP                         -0-(2)               *               46,500(3)              60.4%
13355 Noel Road, Suite 2210
Dallas, TX                                                                                                         75240

North Texas Opportunity Fund Capital                    -0-(2)               *               46,500(3)              60.4%
Partners, LP
13355 Noel Road, Suite 2210
Dallas, TX 75240

NTOF LLC                                                -0-(2)               *               46,500(3)              60.4%
13355 Noel Road, Suite 2210
Dallas, TX 75240

North Texas Investment Advisors LLC                     -0-(2)               *               46,500(3)              60.4%
13355 Noel Road, Suite 2210
Dallas, TX 75240

John Hancock Financial Services, Inc.                   -0-(4)               *               27,000                 35.1%
John Hancock Place, P.O. Box 111
Boston, MA 02117

Larry Martin                                      3,166,694(5)            37.7%                 -0-                    *
2729 Sunrise Drive
Arlington, TX 76006

Gruber & McBaine Capital Management                 892,400(6)            10.6%                 -0-                    *
50 Osgood Place
San Francisco, CA 94133

DiMare Homestead, Inc.                              528,300(7)             6.3%                 -0-                    *
258 NW 1st Avenue
Florida City, FL 33034

Arthur Hollingsworth                                    -0-(8)               *               50,000(3)              64.9%

Greg Campbell                                           -0-                  *               46,500(3)              60.4%

Luke Sweetser                                           -0-                  *               46,500(3)              60.4%

Darren L. Miles                                         -0-                  *                  -0-                    *

Colon O. Washburn                                   122,435(9)             1.4%                 -0-                    *

Cheryl Taylor                                           -0-                  *                  -0-                    *

Gary D. Wiener                                       29,600(10)              *                  -0-                    *

Steven C. Finberg                                    26,500                  *                  -0-                    *

Eric Janke                                            2,000                  *                  -0-                    *

Jerry Campbell                                        7,000                  *                  -0-                    *

All Directors and Executive Officers as a
Group (10 persons)                                  164,935(11)            1.9%                 -0-                    *


------------------
*Does not exceed 1% of the outstanding common stock.

(1) Percentages with respect to each person or group of persons have been calculated on the basis of 8,410,098 shares, the total number of shares of Common Stock outstanding as of March 15, 2002, plus the number of shares of Common Stock which such person or group of persons has the right to acquire, without contingency, within 60 days after the record date.

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

                                                FRESH AMERICA CORP.
                                                (Registrant)


Date:  June 12, 2002                            By /s/ DARREN L. MILES
                                                   ----------------------------
                                                   Darren L. Miles
                                                   President and Chief Executive
                                                   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DARREN L. MILES                             Date:    June 12, 2002
-----------------------------------------
Darren L. Miles
President and Chief Executive Officer
(principal executive officer)


/s/ CHERYL A. TAYLOR                            Date:    June 12, 2002
-----------------------------------------
Cheryl A. Taylor
Executive Vice President,
Chief Financial Officer and Secretary
(principal financial and accounting officer)


/s/ ARTHUR W. HOLLINGSWORTH                     Date:    June 12, 2002
-----------------------------------------
Arthur W. Hollingsworth
Chairman of the Board

/s/ LUKE M. SWEETSER                            Date:    June 12, 2002
-----------------------------------------
Luke M. Sweetser
Director

/s/ GREGORY A. CAMPBELL                         Date:    June 12, 2002
-----------------------------------------
Gregory A. Campbell
Director

                                                Date:
-----------------------------------------
Colon O. Washburn
Director

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

                                       F3

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                              Fiscal Year Ended
                                                                -----------------------------------------------
                                                                December 28,      December 29,     December 31,
                                                                    2001              2000             1999
                                                                -----------       ------------     -----------
Net sales                                                       $   257,860       $  554,554       $   669,875
Cost of sales                                                       229,687          496,169           591,977
                                                                -----------       ----------       -----------
      Gross profit                                                   28,173           58,385            77,898
                                                                -----------       ----------       -----------
Selling, general and administrative expenses                         37,563           54,023            66,756
Bad debt expense                                                        (53)           1,912             6,031
Depreciation and amortization                                         3,151            5,506             6,244
Disposition costs and impairment of long-lived assets                 9,549           12,791            13,520
Transaction costs                                                        --               --             3,850
Settlements of lawsuits                                                  --            1,222               805
                                                                -----------       ----------       -----------
   Total operating costs and expenses                                50,210           75,454            97,206
                                                                -----------       ----------       -----------
      Operating loss                                                (22,037)         (17,069)          (19,308)
                                                                -----------       ----------       -----------
Other expense:
   Interest expense                                                  (2,768)          (5,238)           (5,783)
   Interest income                                                       63              374               340
   Other, net                                                          (860)             (76)              130
                                                                -----------       ----------       -----------
                                                                     (3,565)          (4,940)           (5,313)
                                                                -----------       ----------       -----------
Loss before income taxes and extraordinary item                     (25,602)         (22,009)          (24,621)
Income tax expense (benefit)                                           (497)             833            (2,630)
                                                                -----------       ----------       -----------
Loss before extraordinary item                                      (25,105)         (22,842)          (21,991)
Extraordinary gain on extinguishment of debt                         23,776            1,905                --
                                                                -----------       ----------       -----------
Net loss                                                        $    (1,329)      $  (20,937)      $   (21,991)
Accretion of preferred stock                                          1,593              698                --
                                                                -----------       ----------       -----------
Net loss applicable to common shareholders                      $    (2,922)      $  (21,635)      $   (21,991)
                                                                ===========       ==========       ===========
Basic loss per share:
      Loss before extraordinary item                            $     (3.57)      $    (4.49)      $     (4.20)
      Extraordinary gain on extinguishment of debt                     3.18              .36                --
                                                                -----------       ----------       -----------
      Net loss applicable to common shareholders                $      (.39)      $    (4.13)      $     (4.20)
                                                                ===========       ==========       ===========

Diluted earnings (loss) per share:
      Loss before extraordinary item                            $     (3.57)      $    (4.49)      $     (4.20)
      Extraordinary gain on extinguishment of debt                     3.18              .36                --
                                                                -----------       ----------       -----------
      Net loss applicable to common shareholders                $      (.39)      $    (4.13)      $     (4.20)
                                                                ===========       ==========       ===========

  The notes to consolidated financial statements are an integral part of these statements.

                                       F4

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                      Foreign     Retained
                                                                       Additional    Currency     Earnings        Total
                                                                        Paid-In    Translation   (Accumulated  Shareholders'
                                                         Common Stock   Capital     Adjustment    Deficit)       Equity
                                                         ------------  ----------  -----------   -----------   -------------
Balances at January 1, 1999                                 $ 52        $ 31,672     $ (345)      $  19,183       $ 50,562
Stock issued in acquisitions                                  --             500         --              --            500
Exercise of employee stock options                            --              50         --              --             50
Repricing of an employee's options                            --             333         --              --            333
Net loss                                                      --              --         --         (21,991)       (21,991)
Foreign currency translation adjustments                      --              --        317              --            317
                                                                                                                  --------
   Comprehensive loss                                                                                              (21,674)
                                                            ----        --------     ------       ---------       --------
Balances at December 31, 1999                                 52          32,555        (28)         (2,808)        29,771
Issuance of warrants related to preferred
  Stock                                                       --           1,104         --              --          1,104
Issuance of warrants related to restructuring
  of subordinated debt                                        --             603         --              --            603
Accretion of preferred stock                                  --            (698)        --              --           (698)
Net loss                                                      --              --         --         (20,937)       (20,937)
Foreign currency translation adjustment                       --              --       (441)             --           (441)
                                                                                                                  --------
        Comprehensive loss                                                                                         (21,378)
                                                            ----        --------     ------       ---------       --------
Balances at December 29, 2000                                 52          33,564       (469)        (23,745)         9,402
Issuance of warrants related to restructuring                 --           4,855         --              --          4,855
Stock issued                                                  32           3,686         --              --          3,718
Accretion of preferred stock                                  --          (1,593)        --              --         (1,593)
Net loss                                                      --              --         --          (1,329)        (1,329)
Foreign currency translation adjustment                       --              --        469              --            469
                                                                                                                  --------
        Comprehensive loss                                                                                            (860)
                                                            ----        --------     ------       ---------       --------
Balances at December 28, 2001                               $ 84        $ 40,512     $   --       $ (25,074)      $ 15,522
                                                            ====        ========     ======       =========       ========

  The notes to consolidated financial statements are an integral part of these statements.

                                       F5

                      FRESH AMERICA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   Fiscal Year Ended
                                                                                  -----------------------------------------------
                                                                                    December 28,      December 29,   December 31,
                                                                                        2001             2000           1999
                                                                                  ---------------    -------------  -------------
Cash flows from operating activities:
   Net loss                                                                           $ (1,329)       $(20,937)       $(21,991)
   Adjustments to reconcile net loss to net cash provided by
   operating activities, excluding the effects of
   acquisitions:
       Bad debt expense                                                                    (53)          1,912           6,031
       Extraordinary gain on extinguishment of debt                                    (23,776)         (1,905)             --
       Depreciation and amortization                                                     3,151           5,506           6,244
       Impairment of long-lived assets                                                   9,549          12,791          11,529
       Non-cash transaction costs and interest expense                                      --              --             888
       Deferred income taxes                                                               297            (592)           (437)
       Other                                                                               741             148             837
       Change in assets and liabilities:
           Accounts receivable                                                          11,302          23,702          15,998
           Inventories                                                                   2,606           3,775           1,047
           Prepaid expenses                                                                 84             480             343
           Income tax receivable and other assets                                         (532)          5,721          (5,852)
           Accounts payable                                                             (2,134)        (11,492)        (13,428)
           Accrued expenses and other current liabilities                                  125            (588)          3,833
                                                                                      --------        --------        --------
              Total adjustments                                                          1,360          40,147          26,344
                                                                                      --------        --------        --------
              Net cash provided by operating activities                                     31          19,210           4,353
                                                                                      --------        --------        --------

Cash flows from investing activities:
   Additions to property and equipment                                                  (1,290)         (1,491)         (6,731)
   Cost of acquisitions, exclusive of cash acquired                                         --              --          (2,644)
   Proceeds from sale of King's Onion House common stock                                 2,500              --              --
       Proceeds from sale of property and equipment                                      2,090             788           1,007
                                                                                      --------        --------        --------
              Net cash provided by (used in) investing activities                        3,300            (703)         (8,368)
                                                                                      --------        --------        --------
Cash flows from financing activities:
    Proceeds from Canadian revolving line of credit                                         --          40,826          89,079
    Repayments of Canadian revolving line of credit                                     (3,756)        (46,157)        (79,460)
    Payments of short-term indebtedness                                                   (989)        (15,288)         (3,459)
    Proceeds from long-term indebtedness                                                    --              --             748
    Payments of long-term indebtedness                                                  (3,888)           (458)           (982)
    Proceeds from issuance of preferred stock and warrants                               5,000           5,000              --
    Securities issuance costs                                                           (1,305)             --              --
    Payment of dividend on preferred stock                                                  --            (307)             --
    Net proceeds from exercise of employee stock options                                    --              --              50
                                                                                      --------        --------        --------
              Net cash provided by (used in) financing activities                       (4,938)        (16,384)          5,976
                                                                                      --------        --------        --------
Effect of exchange rate changes on cash                                                    469            (440)             65
                                                                                      --------        --------        --------
Net increase (decrease) in cash and cash equivalents                                    (1,138)          1,683           2,026
Cash and cash equivalents at beginning of year                                           4,880           3,197           1,171
                                                                                      --------        --------        --------
Cash and cash equivalents at end of year                                              $  3,742        $  4,880        $  3,197
                                                                                      ========        ========        ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                             $    726        $  4,380        $  5,418
   Cash paid for income taxes                                                         $    296        $  1,660        $  3,809

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

Note 4. Debt and Liquidity

                                                                        December 28,         December 29,
                                                                           2001                  2000
                                                                        ------------         ------------
Subordinated note, net of unamortized discount of $411                    $    --               $19,589
Revolver                                                                    4,427                 8,596
Canadian Revolver                                                              --                 3,756
Notes related to acquisitions                                               3,197                 6,132
Various equipment loans with interest rates from 6.75% to 14%                  76                   665
                                                                          -------               -------
Total debt                                                                  7,700                38,738
                                                                          -------               -------
Current portion                                                             1,474                13,788
                                                                          -------               -------
Long-term debt, less current portion                                      $ 6,226               $24,950
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
                                                   ========           ========


Note 8. Income Taxes
--------------------

The components of income tax expense (benefit) consisted of (in thousands):

                                      Fiscal Year Ended
                    December 28,         December 29,      December 31,
                        2001                 2000             1999
                    ------------      -----------------    ------------
Current:
   Foreign           $(1,092)              $   542           $ 2,190
   Federal                --                   100            (3,979)
   State                 298                   783              (404)
Deferred                 297                  (592)             (437)
                     -------               -------           -------
                     $  (497)              $   833           $(2,630)
                     =======               =======           =======

Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following (in thousands):

                                                                      December 28,     December 29,     December 31,
                                                                          2001             2000            1999
                                                                      ------------     ------------    -------------
Federal income tax expense (benefit) at statutory rate                  $(8,960)         $(7,703)        $ (8,617)
Increase (reduction) in income taxes resulting from:
Change in the beginning-of-the-year balance of the valuation
allowance for deferred tax assets                                           257            7,698            4,586
Nondeductible goodwill amortization and impairment                          267              113            2,092
Tax rate and other differences related to Canadian
subsidiaries                                                               (154)              --              490
Reduction in tax attributes due to financial restructuring                7,424               --               --
State income taxes, net of federal income tax effect                        298              192             (262)
Adjustment to prior year's estimated provision and other                    371              533             (919)
                                                                        -------          -------         --------
                                                                        $  (497)         $   833         $ (2,630)
                                                                        =======          =======         ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                      F13

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                      December 28,  December 29,
                                                         2001           2000
                                                      ------------  ------------
Deferred tax assets:
   Net operating loss carry forwards                    $  6,490     $  9,360
   Property and equipment, principally
     depreciation and impairment                           1,501        1,780
   Other                                                   3,883          898
                                                        --------     ---------
      Total deferred tax assets                           11,874       12,038
   Less valuation allowance                              (11,874)     (11,617)
                                                        --------     ---------
   Net deferred tax asset                                     --          421
Deferred tax liabilities -
  income not currently taxable                                --          124
                                                        --------     ---------
Net deferred tax asset                                  $     --     $    297
                                                        ========     ========

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

The following table summarizes stock option activity under the Plans for fiscal 1999 through fiscal 2001:

                                                                              Weighted
                                                                               Average
                                   Stock Options       Option Price Range     Exercise
                               Issued    Exercisable       Low      High       Price
                              --------   -----------     ------    ------     --------
At January 1, 1999             373,699     315,199       $ 3.55    $25.50      $11.69
  Granted                       20,000                    13.75     13.75       13.75
  Exercised                     (5,353)                    3.55     14.00        9.41
  Canceled                     (54,250)                    5.00     17.75       13.63
                              --------
At December 31, 1999           334,096     319,096       $ 3.55    $25.50      $11.53
  Granted                      413,750                     2.00      4.50      $ 3.00
  Canceled                    (154,806)                    3.55     25.50      $ 9.66
At December 29, 2000           593,040     344,290       $ 2.00    $19.88      $ 5.83
  Granted                           --                       --        --          --
  Canceled                    (291,297)                    2.00     19.88        6.70
                              --------
At December 28, 2001           301,753     301,753       $ 2.00    $19.88      $ 4.99
                              ========

The following table summarizes information about the Company's stock options outstanding as of December 28, 2001:

                                      Options Outstanding                Options Exercisable
                          ------------------------------------------    -----------------------
                             Number      Weighted-Average   Weighted-     Number      Weighted-
                          Outstanding       Remaining        Average    Exercisable    Average
     Range of              at Dec. 28,    Contractual       Exercise    at Dec. 28,    Exercise
  Exercise Prices             2001            Life            Price        2001         Price
--------------------      ------------   ----------------   ---------   -----------   ---------
$ 2.00   to   $ 5.00        230,500           8.0            $ 2.96       230,500      $ 2.96
  5.01   to     7.00         26,253           3.9              6.79        26,253        6.79
  7.01   to     9.00          7,000           2.4              9.00         7,000        9.00
 11.01   to    13.00          9,500           4.5             11.75         9,500       11.75
 13.01   to    15.00         11,000           2.9             14.00        11,000       14.00
 17.01   to    19.00         12,500           6.2             17.25        12,500       17.25
 19.01   to    19.88          5,000           6.6             19.88         5,000       19.88
                            -------                                       -------
                            301,753                                       301,753
                            =======                                       =======

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

                                      F15

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                                Fiscal Year
                                                                       (In thousands, except earnings
                                                                               per share data)
                                                                      ---------------------------------
                                                                       2001          2000        1999
                                                                      -------      --------    --------
Net income (loss) applicable to common shareholders - as reported     $(2,922)     $(21,635)   $(21,991)
Net income (loss) applicable to common shareholders - pro forma        (2,946)      (21,893)    (22,319)
Earnings (loss) per share - as reported:
  Basic                                                                  (.39)        (4.13)      (4.20)
  Diluted                                                                (.39)        (4.13)      (4.20)
Earnings (loss) per share - pro forma:
  Basic                                                                  (.39)        (4.18)      (4.26)
  Diluted                                                                (.39)        (4.18)      (4.26)

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


Note 11.  Contingencies and Commitments
---------------------------------------

The Company is obligated under certain noncancelable operating leases (with initial or remaining lease terms in excess of one year). The future minimum lease payments under such leases as of December 28, 2001 are (in thousands):

Fiscal years ending:
  2002                                               $ 4,793
  2003                                                 4,117
  2004                                                 2,975
  2005                                                 2,275
  2006                                                 1,417
  Thereafter                                             881
                                                     -------
    Total minimum lease payments                     $16,458
                                                     =======

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


Note 13.  Quarterly Financial Data (Unaudited)
----------------------------------------------

                                      F18

                      FRESH AMERICA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized quarterly financial data is as follows (in thousands, except earnings per share data):

                                 Fiscal 2001 (a)
---------------------------------------------------------------------------------------------
                                         First Qtr.   Second Qtr.    Third Qtr.   Fourth Qtr.
                                         ----------   -----------   ------------  -----------
Net sales                                 $ 86,901     $ 70,218      $ 52,544      $48,197
Gross profit                                 8,698        8,647         6,143        4,685
Gross margin                                  10.0%       12.30%        11.70%        9.72%
Net income (loss)                           (4,727)      (2,946)        20,219      (13,875)
Net income (loss) applicable to
  common shareholders                     $ (4,983)    $ (3,204)     $  19,808(b)  $(14,543)(c)
Earnings (loss) per share - basic             (.95)        (.41)          2.36        (1.73)
Earnings (loss) per share - diluted           (.95)        (.41)           .38        (1.73)

                                 Fiscal 2000 (a)
---------------------------------------------------------------------------------------------
                                         First Qtr.   Second Qtr.    Third Qtr.   Fourth Qtr.
                                         ----------   -----------    -----------  -----------
Net sales                                 $ 142,652    $163,585      $ 138,458     $109,859
Gross profit                                 15,149      18,507         14,074       10,655
Gross margin                                   10.6%       11.3%         10.16%        9.70%
Net income (loss)                            (1,881)        811           (596)     (19,271)
Net income (loss) applicable to
  common shareholders                     $  (1,881)   $    633      $    (856)    $(19,531)
Earnings per share - basic                     (.36)        .12           (.16)       (3.73)
Earnings per share - diluted                   (.36)        .08           (.16)       (3.73)

------------
(a)  Each quarter in the 52-week year contains 13 weeks
(b) The Company recorded an extraordinary gain of $ 23.8 million in the third quarter of 2001 related to its financial restructuring.

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

Summarized information regarding the Company's significant operations in different geographic areas, including domestic operations, as of and for the three fiscal years ended December 28, 2001 follows (in thousands):

                                           Long-Lived
                              Net Sales      Assets
                              ---------    ----------

December 28, 2001
  United States               $253,242      $ 23,451
  Canada                         4,618            --
                              --------      --------
    Total                     $257,860      $ 23,451
                              ========      ========

December 29, 2000
  United States               $498,665      $ 34,704
  Canada                        55,889         2,003
                              --------      --------
    Total                     $554,554      $ 36,707
                              ========      ========

December 31, 1999
  United States               $576,658      $ 46,976
  Canada                        93,217         3,985
                              --------      --------
    Total                     $669,875      $ 50,961
                              ========      ========
 -----------------------------------------------------------------------

                                       F19