Form 10-Q
period 2002-06-30
FRESH AMERICA CORP
filed 2002-08-12
CIK 921614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission File Number 000-24124

FRESH AMERICA CORP.
(Exact name of registrant as specified in its charter)

Texas	76-0281274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1049 Avenue H East, Arlington, Texas 76011
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (817) 385-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒         No  ☐

At August 9, 2002, the Registrant had 8,410,098 shares of its Common Stock, par value $.01 per share, outstanding.

Part I—FINANCIAL INFORMATION

Item 1.—FINANCIAL STATEMENTS

FRESH AMERICA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 28, 2002	December 28, 2001
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,560	$3,742
Accounts receivable, net	20,344	18,124
Inventories	2,881	2,545
Prepaid expenses	1,116	1,010
Income tax receivable	1,606	2,086

Total Current Assets	27,507	27,507
Property and equipment, net	5,632	6,924
Goodwill, net of accumulated amortization of $2,343 in 2002, and $5,322 in 2001	10,641	16,141
Other assets	47	386

Total Assets	$43,827	$50,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Note payable and current portion of long-term debt	$5,187	$1,474
Accounts payable	23,963	20,580
Accrued salaries and wages	921	1,075
Other accrued expenses	2,200	3,208

Total Current Liabilities	32,271	26,337
Long-term debt, less current portion	152	6,226
Other liabilities	475	444

Total Liabilities	32,898	33,007

8% Series D cumulative redeemable preferred stock, $1.00 par value (77,000 shares authorized and issued); liquidation value of $23,100 plus accrued and unpaid dividends	6,613	2,429

Shareholders’ Equity:
Common stock $.01 par value (authorized 10,000,000 shares; issued 8,410,098 shares)	84	84
Additional paid-in capital	36,328	40,512
Accumulated deficit	(32,096)	(25,074)

Total Shareholders’ Equity	4,316	15,522

Commitments and Contingencies

Total Liabilities and Shareholders’ Equity	$43,827	$50,958

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FRESH AMERICA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, per share amounts)

	Quarter Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net sales	$52,280	$70,218	$107,704	$157,119
Cost of sales	46,873	61,807	96,540	140,227

Gross profit	5,407	8,411	11,164	16,892

Selling, general and administrative expenses	4,799	9,535	11,537	21,969
Depreciation and amortization	316	767	635	1,575

Total operating costs and expenses	5,115	10,302	12,172	23,544

Operating income (loss)	292	(1,891)	(1,008)	(6,652)

Other expense:
Interest expense, net	(267)	(953)	(400)	(1,935)
Other, net	(98)	13	(114)	171

	(365)	(940)	(514)	(1,764)

Loss before income taxes and cumulative effect of change in accounting principle	(73)	(2,831)	(1,522)	(8,416)
Income tax expense (benefit)	—	115	—	(743)

Loss before cumulative effect of change in accounting principle	(73)	(2,946)	(1,522)	(7,673)
Cumulative effect of change in accounting principle	—	—	5,500	—

Net loss	(73)	(2,946)	(7,022)	(7,673)

Preferred stock dividends and accretion	2,092	258	4,184	514

Net loss available to common shareholders	$(2,165)	$(3,204)	$(11,206)	$(8,187)

Basic and diluted loss per share:

Net loss before cumulative effect of change in accounting principle	$(0.26)	$(0.41)	$(0.68)	$(1.25)
Cumulative effect of change in accounting principle		—	(0.65)	—

Net loss	$(0.26)	$(0.41)	$(1.33)	$(1.25)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FRESH AMERICA CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net loss	$(7,022)	$(7,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	71	412
Cumulative effect of change in accounting principle	5,500	—
Depreciation and amortization	635	1,575
Gain on sale of assets	(365)	128
Deferred income taxes	—	297
Change in assets and liabilities:
Accounts receivable	(2,291)	8,182
Inventories	(336)	2,148
Prepaid expenses	(106)	102
Income tax receivable and other assets	819	(991)
Accounts payable	3,383	(2,977)
Accrued expenses and other liabilities	(1,131)	(35)

Net cash provided by (used in) operating activities	(843)	1,168

Cash flows from investing activities:
Additions to property and equipment, net	(840)	(271)
Proceeds from sale of property and equipment	2,095	2,019
Proceeds from Canadian note receivable	—	338
Proceeds from sale of King’s Onion House common stock	—	2,500

Net cash provided by investing activities	1,255	4,586

Cash flows from financing activities:
Payments of indebtedness	$(2,594)	$(3,673)
Payments of Canadian revolving line of credit	—	(3,756)

Net cash used in financing activities	(2,594)	(7,429)

Effect of exchange rate changes on cash	—	(19)

Net decrease in cash and cash equivalents	(2,182)	(1,694)
Cash and cash equivalents at beginning of year	$3,742	4,880

Cash and cash equivalents at end of year	$1,560	$3,186

Supplemental disclosures of cash flow information:
Cash paid for interest	$248	$474
Cash paid for income taxes	$33	$177

Non-cash financing and investing activities:
Capital lease additions	$233	$—
Common stock issued to retire debt	$—	$3,718

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FRESH AMERICA CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Fresh America Corp. (“Fresh America”, the “Company”, “we”, “us” or “our”) provides procurement, processing, repacking, warehousing and distribution services of fresh produce and other refrigerated products for a wide variety of customers in the retail, food service and food distribution businesses. The Company was founded in 1989 and distributes throughout the United States through eight distribution facilities and one processing facility.

The Company’s fiscal year is a 52-week period ending on the last Friday in December. The quarters ended June 28, 2002 and June 29, 2001 each consisted of 13 weeks. The consolidated financial statements include the accounts of Fresh America and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The consolidated balance sheet as of June 28, 2002, the consolidated statements of operations and the consolidated statements of cash flows for the periods ended June 28, 2002 and June 29, 2001 and related notes have been prepared by the Company and are unaudited. In the opinion of the Company, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results of the interim periods.

Certain information, definitions and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial information. The interim financial information should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2001. The results for the periods ended June 28, 2002 and June 29, 2001 may not be indicative of operating results for the full year.

Prior year balances include certain reclassifications to conform to the current year presentation.

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 3 – “Earnings (Loss) Per Share” for the calculation of EPS.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” effective December 29, 2001 (the first day of our 2002 fiscal year). SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

In accordance with the provisions of SFAS No. 142, the initial test for an indicator of reporting unit goodwill impairment must be completed within six months of adoption. At June 28, 2002, the Company completed its initial assessment and determined the $5.5 million of unamortized goodwill related to the Company’s Los Angeles, California facility was impaired as the carrying value of its assets exceeded its fair value. The Company had no intangible assets subject to amortization under SFAS No. 142 at June 28, 2002 or December 28, 2001. Intangible assets not subject to amortization consist of goodwill and totaled $10.6 million at June 28, 2002 and $16.1 at December 28, 2001.

The effect of the adoption of SFAS No. 142 on net loss available to common shareholders and earnings per share is as follows:

	Quarter Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Loss before cumulative effect of change in accounting principle	$(73)	$(2,946)	$(1,522)	$(7,673)
Cumulative effect of change in accounting principle	—	—	5,500	—
Preferred stock dividends and accretion	2,092	258	4,184	514

Reported net loss available to common shareholders	(2,165)	(3,204)	(11,206)	(8,187)
Add back: goodwill amortization	—	413	—	826

Adjusted net loss available to common shareholders	$(2,165)	$(2,791)	$(11,206)	$(7,361)

Basic and Diluted Loss Per Share:

Reported net loss before cumulative effect of change in accounting principle	$(0.26)	$(0.41)	$(0.68)	$(1.25)
Cumulative effect of change in accounting principle	—	—	(0.65)	—

Reported net loss available to common shareholders	(0.26)	$(0.41)	$(1.33)	$(1.25)
Add back: goodwill amortization	—	.05	—	.13

Adjusted net loss available to common shareholders	$(0.26)	$(0.36)	$(1.33)	$(1.12)

SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the Financial Accounting Standard Board issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this statement relating to the rescission of SFAS No. 4 are effective for fiscal years beginning after May

15, 2002, the provisions of this statement relating to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Management is currently assessing the impact of this Statement on its financial statements.

Recently the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes requirements for the accounting for removal costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. The Company is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

Segment and Related Information

The Company provides disclosure required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the way public business enterprises report information about products and services. Because of the Company’s business of handling fresh produce and the interrelated nature of the Company’s business activities, all of which are generally conducted at each of the Company’s locations, management of the Company does not capture the financial results of the interrelated business activities in its financial information systems by type of activity at each location or for the Company as a whole. The management of the Company measures performance based on the gross margins and pretax income generated from each of the Company’s operations. Pretax income for the purpose of management’s analysis does not include corporate overhead such as selling, general and administrative expenses and income tax expense. Since the business units have similar economic characteristics and are engaged in procurement, processing and distribution of produce, they have been aggregated into one reportable segment for reporting purposes.

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

Note 2.    Debt and Liquidity

Throughout its operational restructuring during the past three years, the Company sought various financing alternatives in an effort to raise capital and refinance or restructure its senior bank and subordinated debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund, LP (“NTOF”) invested $5.0 million in the Company by purchasing 50,000 shares of the Company’s Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock. Subsequent to NTOF’s investment, Arthur Hollingsworth, an affiliate of NTOF and the Company’s Chairman of the Board, purchased from NTOF for the same price as paid by NTOF, 3,500 shares of Series D preferred stock and warrants exercisable for 5,887,069 shares of our common stock. As a condition to the NTOF investment in the Company, John Hancock Life Insurance Company, the Company’s subordinated lender at such time, converted all of its subordinated debt, Series C preferred stock, warrants and accrued interest and dividends thereon, into newly issued shares of Series D preferred stock and warrants. In particular, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the “Hancock Entities”) exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of the Company’s common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company’s Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock. The warrants are exercisable for a ten-year period that commenced on August 14, 2001 and ends August 14, 2011. The exercise price of the warrants is $.0001 per share and the warrants are subject to anti-dilution provisions providing adjustment in the event of any recapitalization, stock dividend, stock split, reorganization, merger or similar transaction or certain issuances of shares below their market value. See Note 5 for additional information regarding the terms of the warrant, cumulative redeemable preferred stock and other shareholder matters.

Subsequent to the financial restructuring, Bank of America, N.A., the Company’s senior lender, assigned its interest in the Company’s term debt to Endeavour, LLC (the “Senior Lender”) and the Senior Lender extended the maturity date of the term debt to January 6, 2003. The Company is seeking a new lender to provide a revolving credit facility to replace the existing term facility prior to its maturity date and provide working capital. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its senior credit facility beyond January 2003, if that becomes necessary.

In July 2000, the Company entered into an agreement amending the stock purchase agreement relating to the Company’s November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured whereby the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling $900,000. Additionally, the Company issued the note holders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for the duration of seven years. The issuances of these securities were exempt from registration under the Securities Act under Regulation D. In February 2002, the Company and the note holders agreed to further amend the agreement to change the due date of all remaining payments to the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company’s term note with the Senior Lender. All previous accrued interest was forgiven, and the remaining principal balance began accruing interest at an annual rate of 10% in January 2002.

Under the terms of the purchase agreement for the acquisition of Jos. Notarianni & Co. (“Notarianni”), a portion of the purchase price was contingent upon Notarianni’s earnings subsequent to its acquisition. On February 5, 2002, the Company issued an unsecured promissory note to Mr. Joseph Cognetti in the amount of $1,233,043 (the “Cognetti Note”) for settlement of the contingent payment amount. At December 28, 2001, the contingency amount was recorded as an increase to goodwill and long-term debt. The Cognetti Note bears interest at an annual rate of 5%, payable quarterly, and becomes due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company’s term note with the Senior Lender.

The Company’s purchase agreement with Hereford Haven Inc., formerly doing business as Martin Bros. (“Martin Bros.”), also contained a contingent payment component in the purchase price. The total contingent payment was $5.0 million and was due March 31, 2001. The amount was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company’s option and 25% at the selling shareholder’s option. In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros., which were valued at the market value of the Company’s common stock at the time of the transaction. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. The remaining $1.2 million of contingent consideration was evidenced by a promissory note and was restructured as part of the NTOF-led financial restructuring discussed above. The note is payable in cash subject to the approval of the Company’s Senior Lender. This note bears interest at an annual rate of 5%, payable quarterly, and becomes due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company’s term note with the Senior Lender.

The Company is party to a master lease agreement with SunTrust Leasing Corporation that has been used to provide equipment financing. The Company is not in compliance with certain financial covenants under the terms of the lease and has received waivers for noncompliance through January 6, 2003. There can be no assurance that the Company will be in compliance with such covenants subsequent to January 6, 2003 or will be successful in revising or obtaining waivers for the covenants.

Management believes that the combination of the effects of the NTOF-led financial restructuring completed in September 2001, the anticipated refinancing of the indebtedness to the Senior Lender on a long-term basis, cash generated from ongoing operating activities, and the realization of recent reductions in selling, general and administrative expenses will enable the Company to meet its obligations as they come due in the foreseeable future. However, there can be no assurance the Company will be able to replace its Senior Lender as anticipated or extend its term notes beyond January 2003, if that becomes necessary.

Note 3.    Earnings (Loss) Per Share

The following table reconciles the calculations of the Company’s basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Basic & Diluted EPS
Loss before cumulative effect of change in accounting principle	$(73)	$(2,946)	$(1,522)	$(7,673)
Less: Cumulative effect of change in accounting principle	—	—	5,500	—
Preferred stock dividends	153	224	306	446
Accretion of preferred stock	1,939	34	3,878	68

Net loss available to common shareholders	$(2,165)	$(3,204)	$(11,206)	$(8,187)

Weighted average common shares outstanding	8,410	7,818	8,410	6,530

Loss per share	$(.26)	$(.41)	$(1.33)	$(1.25)

Options and warrants to purchase 519,000 shares of common stock for the six-month period ended June 28, 2002 and 1,356,000 shares of common stock for the six-month period ended June 29, 2001 were not included in the computation of diluted EPS because their inclusion would have been anti-dilutive.

Note 4.    Income Taxes

The income tax benefit for the six-month period ended June 29, 2001 principally relates to the losses of the Company’s former Canadian subsidiary, Ontario Tree Fruits, which can be carried back to recover Canadian taxes paid in prior years. The Canadian tax benefit of $900,000 has been provided at an effective rate of 44.5%, reflecting combined provincial and federal Canadian income taxes. This amount is reduced by a state tax provision of $157,000.

No U.S. Federal or state income tax benefit was recorded for the three–month and six-month periods ended June 28, 2002 and June 29, 2001 because the Company could not carryback U.S. losses to recover any prior year federal income taxes.

Based on the Company’s assessment of its ability to carry back net operating losses, scheduled reversals of taxable and deductible temporary differences and future taxable income, a valuation allowance has been provided at June 28, 2002 and June 29, 2001 to eliminate the Company’s U.S. net deferred tax assets.

Note 5.    Shareholders’ Equity

In connection with the financial restructuring, the Company held a special meeting of the shareholders. The Company’s shareholders were asked to approve an amendment to the Company’s articles of incorporation to increase the authorized common stock from 10 million to 250 million and decrease the common stock’s stated par value from $.01 to $.0001 per share (the “Charter Amendment”). The Charter Amendment was necessary for the warrants issued to NTOF, Mr. Hollingsworth and the Hancock Entities discussed in Note 2 to be exercisable. At the special meeting, approximately 61.9% of the shareholders voted in favor of the Charter Amendment, falling short of the necessary approval of the holders of a supermajority (66.7%) of the issued and outstanding stock. Because the Charter Amendment was not approved by December 31, 2001, the warrants were not exercisable at such time, and in accordance with the Certificate of Designations pursuant to which the Series D preferred stock was issued, the holders of the Series D preferred stock received increased rights, as described below.

Initially, each share of the 77,000 shares of Series D preferred stock had the right to receive cumulative dividends, payable monthly in cash and calculated on the basis of an annual dividend rate of $8 for each share plus interest on any accrued but unpaid dividends. Because the Charter Amendment was not approved by December 31, 2001, the annual dividend rate increased to $18 per share on December 31, 2001. However, the Company obtained a waiver for the enhanced dividend from the Series D preferred shareholders for the period from December 29, 2001 until January 3, 2003. Therefore, the annual dividend rate remained at the original annual dividend rate of $8 for each share of preferred stock. Cumulative preferred dividends accrued as of June 28, 2002 and December 28, 2001 totaled $358,000 and $205,000 respectively. The Company may not declare a dividend on any other class of capital stock so long as any accrued dividends for the preferred stock have not been paid. If the Company pays a dividend to holders of any other class of the Company’s capital stock, then the Company will pay a dilution fee to the holders of the preferred stock. When the Charter Amendment was not approved at the special meeting, the holders of preferred stock became entitled to vote as a separate class for all matters on which the holders of common stock are entitled to vote, with each share entitled to one vote per share, except where applicable law prevents class voting. In addition, the holders of the preferred stock became entitled to vote together with the holders of common stock as a combined class on any matter on which the common stock is eligible to vote, with each share of common stock entitled to one vote per share and each share of preferred stock entitled to 250 votes per share, being 11,625,000 votes for NTOF, 875,000 for Mr. Hollingsworth and 6,750,000 for the Hancock Entities.

The Series D preferred shareholders have a put right on the Series D preferred stock after August 14, 2004, and immediately upon any breach by the Company of the financial restructuring agreements or any sale, merger or change of control of the Company at $100 per share plus accrued and unpaid dividends. Because Charter Amendment was not approved by December 31, 2001, the holders of Series D preferred stock received the right to exercise their put right at three times the face value of the preferred stock, such amount being $13,950,000 for NTOF, $1,050,000 for Mr. Hollingsworth and $8,100,000 for the Hancock Entities, plus accrued and unpaid dividends. Additionally, the holders of the preferred stock have the right to redeem their shares of preferred stock on the same terms of the put right after April 30, 2007 or immediately upon the occurrence of any sale, merger or change of control of the Company, any qualified public offering with net proceeds of at least $20,000,000 or any private equity financing with net proceeds of at least $20,000,000.

On July 31, 2002, the Company held its 2002 annual meeting of shareholders. At the annual meeting, the Charter Amendment was submitted again to the Company’s shareholders for approval. The Charter

Amendment was approved at the annual meeting and the Company’s articles of incorporation have been amended to incorporate the Charter Amendment. As a result, the warrants issued to NTOF, Mr. Hollingsworth and the Hancock Entities became exercisable.

Note 6.    Recent Events.

In May 2002, the Company sold its building in Richmond, Indiana and temporarily moved these operations to its facility in Chicago, Illinois. Approximately $1.7 million of the net proceeds were used to pay principal on the Company’s senior secured debt with its Senior Lender. The Company may borrow up to $560,000 under its credit facility with its Senior Lender to fund capital expenditures and moving expenses incurred in relocating its operations formerly performed at its Richmond facility to a new leased location.

In June 2002, the Company’s office and main warehouse facility in Scranton, Pennsylvania was partially destroyed by fire. A portion of the operations performed at the Scranton facilities were moved to the Company’s nearby Wilkes-Barre, Pennsylvania facility in a few days with minimal disruption. The Company believes its insurance policies are adequate to cover the losses associated with the fire from both a property and casualty and business interruption perspective. At this time, the Company intends to continue operating the business formerly performed in Scranton from the Wilkes-Barre location until it can replace the Scranton facility.

The Company is pursuing strategic alternatives with respect to its Francisco Distributing division located in Los Angeles, California including a sale of all or a substantial part of the division’s assets, together with the termination of its equipment and real property lease obligations.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

The following table presents the components of the consolidated statements of operations as a percentage of net sales for the periods indicated:

	Quarter Ended		Six Months Ended
	June 28, 2002	June 28, 2001	June 28, 2002	June 28, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.7	88.0	89.6	89.2

Gross profit	10.3	12.0	10.4	10.8
Selling, general and administrative expenses	9.2	13.6	10.7	14.0
Depreciation and amortization	0.6	1.1	0.6	1.0

Total operating costs and expenses	9.8	14.7	11.3	15.0

Operating income (loss)	0.5	(2.7)	(0.9)	(4.2)
Other expense	(0.7)	(1.3)	(0.5)	(1.2)

Loss before income taxes and cumulative effect of change in accounting principle	(0.2)	(4.0)	(1.4)	(5.4)
Income tax expense (benefit)	—	0.2	—	(0.5)

Loss before cumulative effect of change in accounting principle.	(0.2)	(4.2)	(1.4)	(4.9)
Cumulative effect of change in accounting principle	—	—	5.1	—

Net loss	(0.2)	(4.2)	(6.5)	(4.9)
Preferred dividends and accretion	4.0	0.4	3.9	0.3

Net loss available to common shareholders	(4.2%)	(4.6%)	(10.4%)	(5.2%)

Comparison of Quarter Ended June 28, 2002 to Quarter Ended June 28, 2001

Net sales.  Net sales decreased $17.9 million, or 25.6%, to $52.3 million in the second quarter of 2002 from $70.2 million in the second quarter of 2001. Approximately $7.7 million of this decrease is related to divestitures of certain operations. These divestitures included: King’s Onion House (“King’s”), which was sold in April 2001, resulting in a decrease of $3.0 million; Bacchus Fresh International (“BFI”), which was sold in August 2001, resulting in a decrease of $1.1 million; and other divestitures resulting in a decrease of $1.6 million, in the aggregate. In addition, in May 2001 a decision was reached, via arbitration, to rescind the original purchase agreement of the Company’s Florida location, Thompson’s Produce, resulting in a decrease in sales of $2.0 million compared to the corresponding period in 2001. The Company also experienced a decrease in sales of approximately $7.7 million at its Los Angeles facility during the second quarter of 2002 as compared to the same period of 2001. This decrease was primarily attributable to the departure of key sales persons at the facility beginning in August 2001. As discussed in Note 6—“Recent Events”, the Company is pursuing strategic alternatives with respect to its Los Angeles operations. The remaining net decrease of $2.5 million was the result of decreased sales at several of the Company’s locations. The decreases were primarily due to a decline in economic conditions that most significantly impacted the food-service portion of the Company’s business. The decrease was partially offset by increases at the Company’s remaining locations, primarily due to increased business, which was a direct result of the Company’s regional and national sales programs. The Company is currently expanding these programs with key customers and the incremental business obtained through these programs is impacting all locations.

Cost of sales.  Cost of sales decreased $14.9 million, or 24.2% to $46.9 million in the second quarter of 2002 from $61.8 million in the second quarter of 2001. As a percentage of net sales, cost of sales increased from 88.0% to 89.7%, resulting in gross profit margin of 10.3% in second quarter of 2002 as compared to 12.0% in the same period of last year. The decrease in margin as a percent of sales was primarily due to the impact of new regional and national sales programs. For program business, specific sizes and first-quality product is used and priced at acceptable margins. However, local customers must be secured to absorb the bi-product created from the program business. Other program business using different size product is currently under development. New regional sales people have been hired to secure an outlet for the bi-product and second quality product to create an acceptable blended margin. In addition, the Company continues to focus on improving efficiencies and finding ways to reduce direct labor/processing costs and minimize other key components of cost of sales including freight-in and outbound delivery costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $4.8 million, or 49.7% to $4.8 million in the second quarter of 2002 from $9.6 million in the second quarter of 2001. Approximately $3.3 million of the decrease was attributable to improved efficiencies and Company-wide cost reduction initiatives that began to take effect during the second quarter of 2001. These initiatives included headcount reduction strategies, which were enhanced by the Company’s implementation of a Company-wide standardized accounting system and a program to centralize the accounting functions. The remaining reduction for ongoing operations was a result of other cost containment initiatives and a reduction in expenses related to legal and other professionals in 2002 as compared to 2001. The remaining $1.5 million decrease relates to operating expenses associated with locations which were divested. These divestitures primarily occurred during the first and second quarters of 2001.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $451,000 to $316,000 in the second quarter of 2002 as compared to $767,000 in the same period of 2001. This decrease was primarily attributable to the adoption of SFAS No. 142 and the resulting elimination of goodwill amortization.

Operating income (loss).  As a result of the foregoing factors, the Company’s operating income increased $2.2 million to $292,000 in the second quarter of 2002 as compared to a loss of $1.9 million in the second quarter of 2001.

Interest expense, net.  Interest expense decreased by approximately $686,000 to $267,000 in the second quarter of 2002 as compared to $953,000 in the same period of 2001. This decrease was primarily attributable to the September 2001 restructure of the Company’s subordinated debt with the Hancock Entities.

Income tax expense.  Income tax expense for the second quarter of 2001 relates principally to Canadian income tax expense attributable to income from the Company’s Canadian subsidiaries. No U.S. federal or state income tax benefit was recorded for the second quarter of fiscal 2002 because the Company could not carryback U.S. losses to recover any prior year income taxes.

Preferred stock dividends and accretion.  The increase in preferred stock dividends and accretion in the second quarter of 2002 compared to the prior year period is principally due to the fair value of the Series D cumulative redeemable preferred stock issued pursuant to the NTOF-led financial restructuring described in Note 2 being substantially less than the face amount, and issuance costs which further reduced the initially recorded value. In addition, under the terms of the Series D preferred stock, the enhanced rights described in Note 5 became effective when the Charter Amendment was not approved by December 31, 2001. One of the enhanced rights allows the holders of the preferred stock to exercise their put right at three times the face value of the preferred stock. This enhancement increased the accretion related to the preferred stock during the first and second quarters of 2002. As a result, the accretion of the carrying value exceeds the accretion recorded on the previously outstanding Series C cumulative redeemable preferred stock.

Net loss available to common shareholders.  As a result of the foregoing factors, the Company reported net loss of $2.2 million in the second quarter of 2002 compared to $3.2 million in the second quarter of 2001, a decrease of $1.0 million.

Comparison of Six Months Ended June 28, 2002 to Six Months Ended June 29, 2001

Net sales.  Net sales decreased $49.4 million, or 31.5%, to $107.7 million in the first six months of 2002 from $157.1 million in the first six months of 2001. Approximately $33.1 million of this decrease is related to divestitures of certain operations. These divestitures included: the Company’s Canadian operations, which were sold in March 2001 resulting in a decrease of $4.6 million; King’s which was sold in April 2001 resulting in a decrease of $14.1 million; BFI which was sold in August 2001 resulting in a decrease of $5.0 million; and other divestitures resulting in a decrease of $3.4 million, in the aggregate. In addition, the decision to rescind the original purchase agreement of Thompson’s Produce in May 2001 resulted in a decrease in sales of $6.0 million compared to prior year period. The Company also experienced a decrease in sales of approximately $15.9 million at its Los Angeles facility for the first six months of 2002 as compared to the same period of 2001. This decrease was primarily attributable to the departure of key sales persons at the facility beginning in August 2001. As discussed in Note 6—“Recent Events”, the Company is pursuing strategic alternatives with respect to its Los Angeles operations.

Cost of Sales.  Cost of sales decreased $43.6 million, or 31.2% to $96.6 million in the first six months of 2002 from $140.2 million in the first six months of 2001. As a percentage of net sales, cost of sales increased to 89.6% from 89.2 resulting in gross profit as a percent of sales of 10.4% for the first six months of 2002 as compared to 10.8% in the same period of 2001.

Selling, general and administrative expenses.  SG&A expenses decreased by $10.5 million, or 47.5% to $11.5 million in the first six months of 2002 from $22.0 million in the first six months of 2001. Approximately $4.9 million of the decrease resulted from improved efficiencies and Company-wide cost reduction initiatives that began to take effect during the second quarter of 2001. These initiatives included headcount reduction strategies, which were enhanced by the Company’s implementation of a Company-wide standardized accounting system and a program to centralize the accounting functions. The remaining reduction for ongoing operations was a result of other cost containment initiatives and a reduction in expenses related to legal and other professionals in 2002 as compared to 2001. The remaining $5.6 million decrease relates to operating expenses associated with locations which were divested. These divestitures primarily occurred during the first and second quarters of 2001.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $940,000 to $635,000 for the first six months of 2002 as compared to $1.6 million in the same period of 2001. This decrease was primarily attributable to the implementation of SFAS No. 142 and the resulting elimination of goodwill amortization.

Operating loss.  As a result of the foregoing factors, operating loss decreased $5.7 million to $1.0 million in the first six months of 2002 from $6.7 million in the first six months of 2001.

Interest expense, net.  Interest expense decreased by approximately $1.5 million to $400,000 for the first six months of 2002 as compared to $1.9 million in the same period of 2001. This decrease was primarily attributable to the September 2001 restructure of the Company’s subordinated debt with the Hancock Entities.

Income tax benefit.  The income tax benefit for the first six months of 2001 consists of a Canadian income tax benefit of $900,000 related to the loss incurred by the Company’s Canadian subsidiaries which can be carried back to recover prior year income taxes paid, and U.S. state income tax expense of approximately $157,000. Income tax expense in the first six months of 2000 consisted solely of Canadian income taxes. No U.S. federal income tax benefit was provided in either period because the Company cannot carryback U.S. losses to recover any prior year federal income taxes.

Cumulative effect of change in accounting principle.  In accordance with the provisions of SFAS No. 142, the initial test for an indicator of reporting unit goodwill impairment must be completed within six months of adoption. As of June 28, 2002, the Company has completed its initial assessment, and determined $5.5 million of remaining goodwill related to the Company’s facility in Los Angeles, California was impaired as the carrying value of its assets exceeded its fair value. During the first quarter of 2003, the Company’s results for first quarter 2002 will be restated to include this cumulative effect of change in accounting principle.

Preferred stock dividends and accretion.  The increase in preferred stock dividends and accretion in the first six months of 2002 compared to the prior year period is principally due to the fair value of the Series D cumulative redeemable preferred stock issued pursuant to the NTOF-led financial restructuring described in Note 2 being substantially less than the face amount, and issuance costs which further reduced the initially recorded value. In addition, under the terms of the Series D preferred stock, the enhanced rights described in Note 5 became effective when the Charter Amendment was not approved by December 31, 2001. One of the enhanced rights allows the holders of the preferred stock to exercise their put right at three times the face value of the preferred stock. This enhancement increased the accretion related to the preferred stock during the first and second quarters of 2002. As a result, the accretion of the carrying value exceeds the accretion recorded on the previously outstanding Series C cumulative redeemable preferred stock.

Net loss available to common shareholders.  As a result of the foregoing factors, the Company reported a net loss of $11.2 million in the first six months of 2002 as compared to $8.2 million in the first six months of 2001, an increase of $3.0 million. The first six months of 2002 includes $5.5 million impairment of the remaining goodwill related to the Company’s facility in Los Angeles, California, which is shown as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

Cash used in operating activities was $843,000 for the first six months of 2002 compared to cash provided by operating activities of $1.2 million for the first six months of 2001. This decrease of $2.0 million is primarily attributable to less cash provided from accounts receivable, accounts payable, inventories and accrued expenses during the current period compared to the prior year period. The decreases in these balances are due to divestiture of non-performing operations. Cash provided by investing activities was $1.3 million for the first six months of 2002 as compared to $4.6 million for the first six months of 2001. The decrease of $3.3 million primarily relates from the sale of King’s of $2.5 million. In addition, the Company’s capital expenditures increased in 2002 as compared to the same period of 2001, primarily related to investments in a company-wide standardized information system. The implementation was initiated in the third quarter of 2001 and will be completed in the third quarter of 2002. Cash used in financing activities was $2.6 million for the first six months of 2002 compared to $7.4 million for the first six months of 2001. This decrease is primarily due to the repayments on the Canadian revolving line of credit, which was fully repaid and cancelled in March 2001, and a decrease in payments required to the Company’s Senior Lender in 2002 as compared to 2001.

At June 28, 2002 the Company had negative working capital of $4.8 million compared to working capital of $1.2 million at December 28, 2001. The decrease in working capital is primarily due to the change in classification of debt due January 2003 from long-term to short-term debt (see Note 2 to the consolidated financial statements).

In May 2002, the Company sold its building in Richmond, Indiana and temporarily moved these operations to its facility in Chicago, Illinois. Approximately $1.7 million of the net proceeds were used to pay principal on the Company’s senior secured debt with its Senior Lender. The Company may borrow up to $560,000 under its credit facility with its Senior Lender to fund capital expenditures and moving expenses incurred in relocating its operations formerly performed at its Richmond facility to a new leased location.

In June 2002, the Company’s office and main warehouse facility in Scranton, Pennsylvania was partially destroyed by fire. A portion of the operations performed at the Scranton facilities were moved to the Company’s nearby Wilkes-Barre, Pennsylvania facility in a few days with minimal disruption. The Company believes its insurance policies are adequate to cover the losses associated with the fire from both a property and casualty and business interruption perspective. At this time, the Company intends to continue operating the business formerly performed in Scranton from the Wilkes-Barre location until it can replace the Scranton facility.

Financial Restructuring

Throughout its operational restructuring during the past three years, the Company sought various financing alternatives in an effort to raise capital and refinance or restructure its senior bank and subordinated debt. In September 2001, the Company completed a financial restructuring whereby North Texas Opportunity Fund LP, (“NTOF”) invested $5.0 million in the Company by purchasing 50,000 shares of the Company’s Series D cumulative redeemable preferred stock and warrants exercisable for 84,100,980 shares of our common stock. Subsequent to NTOF’s investment, Arthur Hollingsworth, an affiliate of NTOF and the Company’s Chairman of the Board, purchased from NTOF for the same price as paid by NTOF, 3,500 shares of Series D preferred stock and warrants exercisable for 5,887,069 shares of our common stock. As a condition to the NTOF investment in the Company, John Hancock Life Insurance Company, the Company’s subordinated lender at such time converted all of its subordinated debt, Series C preferred stock, warrants and accrued interest and dividends thereon into newly issued shares of Series D preferred stock and warrants. In particular, John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 1A (Cayman), Ltd. and Signature 3 Limited (collectively, the “Hancock Entities”) exchanged $20 million of subordinated debt, warrants to purchase 576,134 shares of the Company’s common stock, 50,000 shares of Series C cumulative redeemable preferred stock and all accrued interest and dividends for 27,000 shares of the Company’s Series D cumulative redeemable preferred stock and warrants exercisable for 45,414,529 shares of our common stock. The warrants are exercisable for a ten-year period that commenced on August 14, 2001 and ends August 14, 2011. The exercise price of the warrants is $.0001 per share and the warrants are subject to anti-dilution provisions providing adjustment in the event of any recapitalization, stock dividend, stock split, reorganization, merger or similar transaction or certain issuances of shares below their market value.

Other Debt Arrangements

Bank Debt.  Subsequent to the financial restructuring, Bank of America, N.A., the Company’s senior lender, assigned its interest in the Company’s term debt to Endeavour, LLC (the “Senior Lender”) and the Senior Lender extended the maturity date to January 6, 2003. The Company is seeking a new lender to provide a revolving credit facility to replace the existing term facility prior to its maturity date and provide working capital. There can be no assurance that the Company will be able to replace its Senior Lender as anticipated or extend its senior credit facility beyond January 2003, if that becomes necessary.

Acquisitions.  In July 2000, the Company entered into an agreement amending the stock purchase agreement relating to the Company’s November 1998 acquisition of Perricone Citrus Company. As part of the amended agreement, unsecured promissory notes owed by the Company totaling $3.5 million and the accrued and unpaid interest therein were restructured whereby the Company agreed to the following: payments totaling $100,000 upon execution of the amended agreement; lump-sum payments of $350,000 and $150,000 on January 1, 2002 and July 1, 2002, respectively; and 24 monthly installment payments of $37,500 totaling $900,000. Additionally, the Company issued the note holders 300,000 warrants to purchase common shares of the Company at an exercise price of $2.50 per share. The warrants are exercisable for the duration of seven years. The issuances of these securities were exempt from registration under the Securities Act under Regulation D. In February 2002, the Company and the note holders agreed to further amend the agreement to change the due date of all remaining payments to the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company’s term note with the Senior Lender. All previous accrued interest was forgiven, and the remaining principal balance began accruing interest at an annual rate of 10% in January 2002.

Under the terms of the purchase agreement for the acquisition of Jos. Notarianni & Co. (“Notarianni”), a portion of the purchase price was contingent upon Notarianni’s earnings subsequent to its acquisition. On February 5, 2002, the Company issued an unsecured promissory note to Mr. Joseph Cognetti in the amount of $1,233,043 (the “Cognetti Note”) for settlement of the contingent payment amount. At December 28, 2001, the contingency amount was recorded as an increase to goodwill and long-term debt. The Cognetti Note bears interest at an annual rate of 5%, payable quarterly, and becomes due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company’s term note with the Senior Lender.

The Company’s purchase agreement with Hereford Haven Inc., formerly doing business as Martin Bros. (“Martin Bros.”), also contained a contingent payment component in the purchase price. The total contingent payment was $5.0 million and was due March 31, 2001. The amount was payable in either cash, common stock or a combination of cash and common stock to the extent of 75% at the Company’s option and 25% at the selling shareholder’s option. In satisfaction of 75% of the contingent payment, in April 2001, the Company issued 3,166,694 shares of its common stock to Larry Martin, the former owner of Martin Bros., which were valued at the market value of the Company’s common stock at the time of the transaction. The issuance of these securities to Mr. Martin was exempt from registration under the Securities Act under Regulation D. The remaining $1.2 million of contingent consideration was evidenced by a promissory note and was restructured as part of the NTOF-led financial restructuring discussed above. The note is payable in cash subject to the approval of the Company’s Senior Lender. This note bears interest at an annual rate of 5%, payable quarterly, and becomes due and payable on the earlier of (i) January 7, 2003 or (ii) the repayment or refinancing of the Company’s term note with the Senior Lender.

Equipment Financing.  The Company is party to a master lease agreement with SunTrust Leasing Corporation that has been used to provide equipment financing. The Company is not in compliance with certain financial covenants under the terms of the lease and has received waivers for noncompliance through January 6, 2003. There can be no assurance that the Company will be in compliance with such covenants subsequent to January 6, 2003 or will be successful in revising or obtaining waivers for the covenants.

Management believes that the combination of the effects of the NTOF-led financial restructuring completed in September 2001, the anticipated refinancing of the indebtedness to the Senior Lender on a long-term basis, cash generated from ongoing operating activities, and the realization of recent reductions in selling, general and administrative expenses will enable the Company to meet its obligations as they come due in the foreseeable future. However, there can be no assurance the Company will be able to replace its Senior Lender as anticipated or extend its term notes beyond January 2003, if that becomes necessary.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standard Board issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this statement relating to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, the provisions of this statement relating to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Management believes the adoption of this Statement will have no material effect on its financial position or results of operations.

Recently the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes requirements for the accounting for removal costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. The Company is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

Critical Accounting Policies

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ending December 28, 2001, a copy of which can be obtained from the Company upon request.

Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management’s assumptions. In particular, management makes estimates regarding the fair value of the Company’s reporting units in assessing potential impairment of goodwill. In addition, the Company makes estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

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

In assessing impairment of long-lived assets other than goodwill where there has been a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from use of the asset based on actual historical results and expectations about future economic circumstances including future business volume, finished product prices and operating costs. The estimate of future net cash flows from use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the Company’s performance.

Quarterly Results and Seasonality

The Company’s business is somewhat seasonal, with its greatest quarterly sales volume historically occurring in the second quarter. There are decreases in availability of product during periods of transition from one growing region to the next. In any given quarter, an adverse development such as the unavailability of high quality produce or harsh weather conditions could have a disproportionate impact on the Company’s results of operations for the full year.

Inflation

Although the Company cannot determine the precise effects of inflation, management does not believe inflation has had a material effect on its sales or results of operations. However, independent of normal inflationary pressures, the Company’s products are subject to fluctuating prices, which result from factors discussed above in the section titled “Quarterly Results and Seasonality”.

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations or financing, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company’s forward-looking statements. Statements regarding the Company’s future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, adverse weather conditions, a decrease in sales in the fresh produce industry due to the threat of bio-terrorism, continued loss of key sales personnel, general economic and market conditions, the availability and cost of borrowed funds and limitations arising from the Company’s indebtedness, the ability to refinance its existing bank debt and raise additional capital, government regulation, and seasonality.

Additional information concerning these and other risk factors is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, a copy of which may be obtained from the Company upon request.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  As of June 28, 2002 our senior secured debt accrued interest at a market rate at the time of borrowing plus an applicable margin on certain borrowings. The interest rate is based on the lending bank’s prime rate plus 4.5%. The impact on the Company’s results of operations of a one-percentage point interest rate change on the outstanding balance of the variable rate debt as of June 28, 2002 would be $10,000.

Commodity Pricing Risk.  For reasons discussed previously, prices of high quality produce can be extremely volatile. In order to reduce the impact of these factors, we generally set our prices based on current delivered cost or enter into supply-side contracts to ensure adequate margins on a high proportion of our sales contracts.

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company has been a party to ordinary routine litigation incidental to various aspects of its operations. Management is currently not aware of any litigation that is expected to have a material adverse impact on the Company’s consolidated financial condition or the results of operations.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on 8-K.

(a)	Exhibits

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of Fresh America Corp.

3.2	Restated Bylaws of Fresh America Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended September 28, 2001).

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 [Commission File Number 33-77620]).

4.2
Statement of Designation for Series D Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2001).

12.1	Statement regarding computation of per share earnings (Incorporated by reference to Note 1 to the Financial Statements included herein).

*	- Filed herewith

(b)	Reports on Form 8-K

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH AMERICA CORP. (Registrant)

By:	/s/ CHERYL A. TAYLOR	Date: August 12, 2002
Cheryl A. Taylor Executive Vice President and Chief Financial Officer